Form 10-Q
period 2013-03-31
Alon USA Partners, LP
filed 2013-05-10
CIK 1556766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________TO __________

Commission file number: 001-35742
ALON USA PARTNERS, LP
(Exact name of Registrant as specified in its charter)
___________________________________________________

Delaware	46-0810241
(State of incorporation)	(I.R.S. Employer
Identification No.)
12700 Park Central Dr., Suite 1600, Dallas, Texas 75251
(Address of principal executive offices) (Zip Code)

(972) 367-3600
(Registrant’s telephone number, including area code)
___________________________________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the Registrant’s common limited partner units outstanding as of May 1, 2013, was 62,502,467.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$190,472	$66,001
Accounts and other receivables, net	106,625	104,119
Accounts and other receivables, net - related parties	17,659	14,519
Inventories	51,855	57,034
Prepaid expenses and other current assets	3,549	6,868
Total current assets	370,160	248,541
Property, plant and equipment, net	477,153	483,061
Other assets, net	31,031	31,821
Total assets	$878,344	$763,423
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$262,560	$202,121
Accrued liabilities	36,536	42,218
Current portion of long-term debt	2,500	2,500
Total current liabilities	301,596	246,839
Other non-current liabilities	43,813	42,047
Long-term debt	293,310	292,811
Total liabilities	638,719	581,697
Commitments and contingencies (Note 11)
Partners’ equity:
General Partner	—	—
Common unitholders - Public (11,501,043 and 11,500,000 units issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	44,091	33,438
Common unitholders - Alon Energy (51,000,000 units issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	195,534	148,288
Total partners’ equity	239,625	181,726
Total liabilities and partners' equity	$878,344	$763,423

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per unit data)

	For the Three Months Ended
	March 31,
	2013	2012
		Predecessor
Net sales (1)	$804,167	$884,274
Operating costs and expenses:
Cost of sales	650,203	787,894
Direct operating expenses	30,422	22,670
Selling, general and administrative expenses	7,665	3,845
Depreciation and amortization	12,064	11,966
Total operating costs and expenses	700,354	826,375
Operating income	103,813	57,899
Interest expense	(9,392)	(5,074)
Interest expense - related parties	—	(4,267)
Other income, net	4	21
Income before state income tax expense	94,425	48,579
State income tax expense	900	503
Net income	$93,525	$48,076
Earnings per unit	$1.50
Weighted average common units outstanding (in thousands)	62,501
___________

(1)	Includes sales to related parties of $141,899 and $150,563 for the three months ended March 31, 2013 and 2012, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2013	2012
		Predecessor
Cash flows from operating activities:
Net income	$93,525	$48,076
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,064	11,966
Non-cash interest on subordinated debt - related parties	—	4,267
Amortization of debt issuance costs	498	462
Amortization of original issuance discount	124	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,506)	(26,049)
Accounts and other receivables, net - related parties	(3,140)	(3,080)
Inventories	5,179	(25,088)
Prepaid expenses and other current assets	3,319	666
Other assets	1,060	(309)
Accounts payable	60,439	23,749
Accrued liabilities	(5,682)	7,800
Other non-current liabilities	1,766	1,015
Net cash provided by operating activities	166,646	43,475
Cash flows from investing activities:
Capital expenditures	(2,941)	(5,222)
Capital expenditures for turnarounds and catalysts	(3,778)	(2,059)
Net cash used in investing activities	(6,719)	(7,281)
Cash flows from financing activities:
Distributions paid to unitholders	(6,556)	—
Distributions paid to unitholders - related party	(29,070)	—
Net cash payments to partner	—	(128,781)
Deferred debt issuance costs	(205)	(2,400)
Revolving credit facility, net	1,000	(5,000)
Payments on long-term debt	(625)	—
Net cash used in financing activities	(35,456)	(136,181)
Net increase (decrease) in cash and cash equivalents	124,471	(99,987)
Cash and cash equivalents, beginning of period	66,001	135,945
Cash and cash equivalents, end of period	$190,472	$35,958
Supplemental cash flow information:
Cash paid for interest	$9,616	$4,910
Cash paid for income tax	$900	$2,597

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

(1)	Basis of Presentation

(a)	Basis of Presentation
As used in this report, the terms "Alon" or the "Partnership" refer to Alon USA Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole. References in this report to "Alon Energy" refer collectively to Alon USA Energy, Inc. and any of its subsidiaries other than Alon USA Partners, LP, its subsidiaries and its general partner. The information presented in this Quarterly Report on Form 10-Q contains the unaudited combined financial results of Alon USA Partners, LP Predecessor ("Predecessor"), our predecessor for accounting purposes, for the three months ended March 31, 2012. The unaudited consolidated financial results for the three months ended March 31, 2013 include the results of operations for the Partnership. The balance sheets as of March 31, 2013 and December 31, 2012 present solely the consolidated financial position of the Partnership.
Alon is a Delaware limited partnership formed in August 2012 by Alon Energy and its wholly-owned subsidiary Alon USA Partners GP, LLC (the "General Partner"). On November 26, 2012, the Partnership completed its initial public offering (the "Offering") of 11,500,000 common units representing limited partner interests.
After completion of the Offering, Alon Energy contributed to the Partnership its equity interests in Alon USA, LP and Alon USA Refining, Inc. Prior to completion of the Offering, the assets, liabilities and results of operations of the aforementioned assets related to our Predecessor.
The consolidated financial statements include the accounts of Alon and its subsidiaries. All significant intercompany balances and transactions have been eliminated. These consolidated financial statements of Alon are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of the General Partner’s management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of Alon’s consolidated financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results that may be obtained for the year ending December 31, 2013.
The consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Alon’s Annual Report on Form 10-K for the year ended December 31, 2012.

(b)	New Accounting Standards
Effective January 1, 2013, Alon adopted Accounting Standards Update (“ASU”) No. 2011- 11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and ASU No. 2013- 01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities issued by the Financial Accounting Standards Board (“FASB”). These updates requires an entity to disclose both gross information and net information of recognized derivative instruments, repurchase agreements and securities borrowing and lending transactions offset in the consolidated balance sheet. The updated guidance is to be applied retrospectively, effective January 1, 2013. The adoption concerns disclosure only and did not have any financial impact on the consolidated financial statements.

(2)	Fair Value
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

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
As of March 31, 2013
Assets:
Commodity contracts (futures and forwards)	$115	$—	$—	$115
Liabilities:
Fair value hedge	—	1,921	—	1,921

As of December 31, 2012
Assets:
Commodity contracts (futures and forwards)	$2,365	$—	$—	$2,365
Liabilities:
Fair value hedge	—	327	—	327

(3)	Derivative Financial Instruments
Commodity Derivatives — Mark to Market
Alon selectively utilizes commodity derivatives to manage its exposure to commodity price fluctuations and uses crude oil and refined product commodity derivative contracts to reduce risk associated with potential price changes on committed obligations. Alon does not speculate using derivative instruments. Credit risk on Alon’s derivative instruments is substantially mitigated by transacting with counterparties meeting established collateral and credit criteria.
Fair Value Hedge
Fair value hedges are used to hedge price volatility in certain refining inventories and firm commitments to purchase inventories. The level of activity for fair value hedges is based on the level of operating inventories. The gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized currently in income in the same period.
As of March 31, 2013, Alon has accounted for certain commodity contracts as fair value hedges with contract purchase volumes of 333 thousand barrels of crude oil with remaining contract terms through May 2019.
The following table presents the effect of derivative instruments on the consolidated statements of financial position:

	As of March 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$115		$—
Total derivatives not designated as hedging instruments		$115		$—

Derivatives designated as hedging instruments:
Fair value hedge		$—	Other non-current liabilities	$(1,921)
Total derivatives designated as hedging instruments		—		(1,921)
Total derivatives		$115		$(1,921)

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

	As of December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$2,365		$—
Total derivatives not designated as hedging instruments		$2,365		$—

Derivatives designated as hedging instruments:
Fair value hedge		$—	Other non-current liabilities	$(327)
Total derivatives designated as hedging instruments		—		(327)
Total derivatives		$2,365		$(327)
The following tables present the effect of derivative instruments on Alon’s consolidated statements of operations:
Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		For the Three Months Ended
		March 31,
	Location	2013	2012
			Predecessor
Fair value hedge	Cost of sales	$(1,594)	$—
Total derivatives		$(1,594)	$—
Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended
		March 31,
	Location	2013	2012
			Predecessor
Commodity contracts (futures & forwards)	Cost of sales	$7,651	$3,135
Commodity contracts (swaps) (a)	Cost of sales	—	(13,951)
Total derivatives		$7,651	$(10,816)
__________

(a)	Related to derivative transactions with a related party.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Offsetting Assets and Liabilities
Alon's derivative financial instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives, however Alon does not offset on its consolidated balance sheets the fair value amounts recorded for derivative instruments under these agreements.
The following table presents offsetting information regarding Alon's derivatives by type of transaction as of March 31, 2013 and December 31, 2012:

As of March 31, 2013	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
Commodity Derivative Assets:
Futures & forwards	$115	$—	$115	$—	$—	$115

As of December 31, 2012	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
Commodity Derivative Assets:
Futures & forwards	$2,365	$—	$2,365	$—	$—	$2,365

(4)	Inventories
Alon's inventories (including inventory consigned to others) are stated at the lower of cost or market. Cost is determined under the LIFO method for crude oil (including inventory consigned to others), refined products and blendstock inventories. Materials and supplies are stated at average cost.
Carrying value of inventories consisted of the following:

	March 31, 2013	December 31, 2012
Crude oil, refined products and blendstocks	$17,566	$24,661
Crude oil inventory consigned to others	24,947	23,086
Materials and supplies	9,342	9,287
Total inventories	$51,855	$57,034
Market values of crude oil, refined products and blendstock inventories exceeded LIFO costs by $17,109 and $12,477 at March 31, 2013 and December 31, 2012, respectively.
(5) Inventory Financing Agreement
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
In connection with the execution of the Supply and Offtake Agreement, Alon also entered into agreements (the "Related Agreements") that provided for the sale, at market prices, of Alon's crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage tanks located at the Big Spring refinery, and an agreement to identify prospective purchasers of refined products on J. Aron's behalf. The Supply and Offtake Agreement was amended in February 2013 and has an initial term that expires in May 2019. J. Aron may elect to terminate the Supply and Offtake Agreement prior to the initial term beginning in May 2016 and upon each anniversary thereof, provided Alon receives notice of

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

termination at least six months prior to that date. Alon may elect to terminate in May 2018, provided Alon gives notice of termination at least six months prior to that date.
Following expiration or termination of the Supply and Offtake Agreement and the Related Agreements, Alon is obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the Big Spring refinery.
At March 31, 2013 and December 31, 2012, Alon had current payables to J. Aron for purchases of $24,015 and $16,038, respectively, non-current liabilities related to the original financing of $33,436 and $31,842, respectively, and a consignment inventory receivable representing a deposit paid to J. Aron of $6,290 and $6,290, respectively.
Additionally, Alon recorded accounts receivable of $830 and $4,136 at March 31, 2013 and December 31, 2012, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

(6)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	March 31, 2013	December 31, 2012
Refining facilities	$655,490	$652,910
Less accumulated depreciation	(178,337)	(169,849)
Property, plant and equipment, net	$477,153	$483,061

(7)	Additional Financial Information
The tables that follow provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	March 31, 2013	December 31, 2012
Deferred debt issuance costs	$9,156	$9,449
Receivable from supply agreements	6,290	6,290
Deferred turnaround and chemical catalyst cost	8,310	7,622
Other	7,275	8,460
Total other assets	$31,031	$31,821

(b)	Accrued Liabilities and Other Non-Current Liabilities

	March 31, 2013	December 31, 2012
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$22,136	$28,112
Accrued finance charges	1,786	1,927
Environmental accrual	831	831
Other	11,783	11,348
Total accrued liabilities	$36,536	$42,218

Other Non-Current Liabilities:
Consignment inventory	$33,436	$31,842
Environmental accrual	5,666	5,516
Asset retirement obligations	1,910	1,890
Other	2,801	2,799
Total other non-current liabilities	$43,813	$42,047

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(8)	Indebtedness
Debt consisted of the following:

	March 31, 2013	December 31, 2012
Term loan credit facility	$245,810	$246,311
Revolving credit facility	50,000	49,000
Total debt	295,810	295,311
Less current portion	(2,500)	(2,500)
Total long-term debt	$293,310	$292,811
Outstanding letters of credit under the Revolving Credit Facility were $87,097 and $58,759 at March 31, 2013 and December 31, 2012, respectively. The Revolving Credit Facility contains certain restrictive covenants, including maintenance financial covenants. At March 31, 2013, Alon was in compliance with these maintenance financial covenants.

(9)	Partners’ Equity (per unit in dollars)
Cash Distributions. On March 1, 2013 the Partnership paid a cash distribution of $35,626, or $0.57 per unit, for the period of November 27, 2012 through and including December 31, 2012.
Restricted Units. In March 2013 Alon granted an award of 1,043 restricted common units to a non-employee director of the General Partner. The restricted common units granted to the non-employee director vest over a period of three years, assuming continued service at vesting.

(10)	Related-Party Transactions
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
Alon is a subsidiary of Alon Energy and is operated as a component of the integrated operations of Alon Energy and its other subsidiaries. As such, the executive officers of Alon Energy, who are employed by another subsidiary of Alon Energy, also serve as executive officers of the General Partner and Alon Energy's other subsidiaries and Alon Energy performs general corporate and administrative services and functions for Alon and Alon Energy's other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing, and internal audit services. Alon Energy allocates the expenses actually incurred by it in performing these services to Alon and to its other subsidiaries based primarily on the estimated amount of time the individuals performing such services devote to Alon's business and affairs relative to the amount of time they devote to the business and affairs of Alon Energy's other subsidiaries. The management of Alon Energy considers these allocations to be reasonable. Alon records the amount of such allocations to its consolidated financial statements as selling, general and administrative expenses. For the three months ended March 31, 2013 and 2012, Alon recorded selling, general and administrative expenses of $2,915 and $3,516, respectively, with respect to allocations from Alon Energy for such services.

(b)	Labor Costs
Alon has no employees, and as a result, actual employee expense costs for Alon Energy employees working in Alon's operations have been allocated and recorded as payroll expense and included in direct operating expenses and selling, general and administrative expenses within the consolidated statements of operations. Alon's share of Alon Energy's employee expense costs included in direct operating expenses was $6,308 and $5,587 for the three months ended March 31, 2013 and 2012, respectively.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(c)	Insurance Costs
Insurance costs related to the Big Spring refinery and wholesale marketing operations are allocated from Alon Energy based on estimated insurance premiums on a stand alone basis relative to the total insurance premium. Insurance costs included in direct operating expenses was $2,604 and $2,593 for the three months ended March 31, 2013 and 2012, respectively.
Predecessor Transactions
Related-party transactions of our Predecessor were settled through equity. The balance in receivables from affiliated companies represents the amount owed from Alon Energy related to certain affiliate transactions. Revenues from affiliates in the statements of operations of our Predecessor consist of revenues from Alon Energy and its affiliates.
Distributions
On March 1, 2013, the Partnership paid a cash distribution for the period November 27, 2012 through and including December 31, 2012, of which $29,070 was paid to Alon Energy. On April 30, 2013, the Board of the General Partner declared a cash distribution, of which $75,480 will be paid to Alon Energy on May 15, 2013.

(11)	Commitments and Contingencies

(a)	Commitments
In the normal course of business, Alon has long-term commitments to purchase, at market prices, utilities such as natural gas, electricity and water for use by the refinery, terminals and pipelines. Alon is also party to various refined product and crude oil supply and exchange agreements. These agreements are typically short-term in nature or provide terms for cancellation.

(b)	Contingencies
Alon is involved in various legal actions arising in the ordinary course of business. Alon believes the ultimate disposition of these matters will not have a material effect on Alon's financial position, results of operations or liquidity.

(c)	Environmental
Alon is subject to loss contingencies pursuant to federal, state, and local environmental laws and regulations. These rules regulate the discharge of materials into the environment and may require Alon to incur future obligations to investigate the effects of the release or disposal of certain petroleum, chemical, and mineral substances at various sites; to remediate or restore these sites; to compensate others for damage to property and natural resources and for remediation and restoration costs. These possible obligations relate to sites owned by Alon and are associated with past or present operations. Alon is currently participating in environmental investigations, assessments and cleanups under these regulations at the refinery, pipelines and terminals. Alon may in the future be involved in additional environmental investigations, assessments and cleanups. The magnitude of future costs will depend on factors such as the unknown nature and contamination at many sites, the unknown timing, extent and method of the remedial actions which may be required, and the determination of Alon's liability in proportion to other responsible parties.
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
Alon has accrued environmental remediation obligations of $6,497 ($831 accrued liability and $5,666 non-current liability) at March 31, 2013, and $6,347 ($831 accrued liability and $5,516 non-current liability) at December 31, 2012.

(12)	Subsequent Event
Distribution Declared
On April 30, 2013, the Board of the General Partner declared a cash distribution to the Partnership's common unitholders for the period January 1, 2013 through and including March 31, 2013 of $1.48 per unit, which will result in total distributions in the amount of approximately $92,500. The cash distribution will be paid on May 15, 2013 to unitholders of record at the close of business on May 10, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report to the "Predecessor," "we," "our," "us" or like terms, when used in a historical context (periods prior to November 26, 2012) refers to Alon USA Partners, LP Predecessor, our predecessor for accounting purposes. References when used in the present tense or prospectively (after November 26, 2012) refer to Alon USA Partners, LP and its subsidiaries, also referred to as the "Partnership" or "Alon." Unless the context otherwise requires, references in this report to "Alon Energy" refers to Alon USA Energy, Inc. and any of its subsidiaries other than the Partnership, its subsidiaries and its general partner.
The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Forward-looking statements reflect our current expectations of future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows.
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

•
termination of our Supply and Offtake Agreement with J. Aron & Company (“J. Aron”), under which J. Aron is our largest supplier of crude oil and our largest customer of refined products. Additionally, we are obligated to repurchase all consigned inventories and certain other inventories upon termination of the Supply and Offtake Agreement;

•	changes in fuel and utility costs incurred by our refinery;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	the effect of any national or international financial crisis on our business and financial condition; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Risk Factors”.
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

Company Overview
On November 26, 2012, the Partnership completed its initial public offering (the "Offering") of 11,500,000 common units representing limited partner interests. After completion of the Offering, Alon Energy contributed to the Partnership its equity interests in Alon USA, LP and Alon USA Refining, Inc. Prior to completion of the Offering, the assets, liabilities and results of operations of the aforementioned assets related to Alon USA Partners, LP Predecessor ("Predecessor").
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
First Quarter Operational and Financial Highlights
Operating income for the first quarter of 2013 was $103.8 million, compared to $57.9 million in the same period last year. Our operational and financial highlights for the first quarter of 2013 include the following:

•
Big Spring refinery throughput for the first quarter of 2013 averaged 59,476 bpd compared to 69,512 bpd for the first quarter of 2012. During the first quarter of 2013, the Big Spring refinery was shutdown for eleven days to perform maintenance on the crude unit vacuum tower as well as complete a reformer catalyst regeneration and a diesel hydro-treater catalyst replacement.

•
Operating margin at the Big Spring refinery was $28.76 per barrel for the first quarter of 2013 compared to $15.24 per barrel for the same period in 2012. This increase in operating margin is primarily due to higher Gulf Coast 3/2/1 crack spreads and a widening of the WTI to WTS spread.

•
The average WTI to WTS spread for the first quarter of 2013 was $11.41 per barrel compared to $2.16 per barrel for the same period in 2012. The average Gulf Coast 3/2/1 crack spread was $28.40 per barrel for the first quarter of 2013 compared to $24.78 per barrel for the first quarter of 2012.

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
Safety, reliability and the environmental performance of our refinery is critical to our financial performance. The financial impact of planned downtime, such as a turnaround or major maintenance project, is mitigated through a diligent planning process that considers expectations for product availability, margin environment and the availability of resources to perform the required maintenance.
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
Factors Affecting Comparability
Our financial condition and operating results over the three months ended March 31, 2013 and 2012, have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
During the three months ended March 31, 2013, the Big Spring refinery was shutdown for eleven days to perform maintenance on the crude unit vacuum tower as well as complete a reformer catalyst regeneration and a diesel hydro-treater catalyst replacement.
Results of Operations
The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our consolidated financial statements. We refer to our financial statement line items in the explanation of our period-to-period changes in results of operations. Below are general definitions of what those line items include and represent.
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
Operating income. Operating income represents our net sales less our total operating costs and expenses.
Interest expense. Interest expense includes interest expense, letters of credit, financing costs associated with crude oil purchases, fees, and amortization of both original issuance discount and deferred debt issuance costs but excludes capitalized interest.

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for Alon for the three months ended March 31, 2013 and 2012. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2012 is unaudited.

	For the Three Months Ended
	March 31,
	2013	2012
		Predecessor
	(dollars in thousands, except per unit data)
STATEMENTS OF OPERATIONS DATA: (A)
Net sales (1)	$804,167	$884,274
Operating costs and expenses:
Cost of sales	650,203	787,894
Direct operating expenses	30,422	22,670
Selling, general and administrative expenses	7,665	3,845
Depreciation and amortization	12,064	11,966
Total operating costs and expenses	700,354	826,375
Operating income	103,813	57,899
Interest expense	(9,392)	(5,074)
Interest expense - related parties	—	(4,267)
Other income, net	4	21
Income before state income tax expense	94,425	48,579
State income tax expense	900	503
Net income	$93,525	$48,076
Earnings per unit	$1.50
Weighted average common units outstanding (in thousands)	62,501
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$166,646	$43,475
Investing activities	(6,719)	(7,281)
Financing activities	(35,456)	(136,181)
OTHER DATA:
Adjusted EBITDA (2)	$115,881	$69,886
Capital expenditures	2,941	5,222
Capital expenditures for turnaround and chemical catalyst	3,778	2,059
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (3)	$28.76	$15.24
Refinery direct operating expense (4)	5.68	3.58
PRICING STATISTICS:
Crack spreads (per barrel):
Gulf Coast (WTI) 3-2-1	$28.40	$24.78
WTI crude oil (per barrel)	$94.27	$103.00
Crude oil differentials (per barrel):
Cushing WTI less Midland WTS	$11.41	$2.16
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.84	$2.98
Gulf Coast ultra-low sulfur diesel	3.09	3.16
Natural gas (per MMBtu)	3.48	2.50

	March 31, 2013	December 31, 2012
BALANCE SHEET DATA (end of period):
Cash and cash equivalents	$190,472	$66,001
Working capital	68,564	1,702
Total assets	878,344	763,423
Total debt	295,810	295,311
Total equity	239,625	181,726

THROUGHPUT AND PRODUCTION DATA:	For the Three Months Ended
	March 31,
	2013		2012
			Predecessor
	bpd	%	bpd	%
Refinery throughput:
WTS crude	45,220	76.0	55,546	79.9
WTI crude	11,549	19.4	12,206	17.6
Blendstocks	2,707	4.6	1,760	2.5
Total refinery throughput (5)	59,476	100.0	69,512	100.0
Refinery production:
Gasoline	29,785	50.4	35,140	50.7
Diesel/jet	19,298	32.6	22,236	32.1
Asphalt	3,359	5.7	4,535	6.6
Petrochemicals	3,726	6.3	4,136	6.0
Other	2,969	5.0	3,187	4.6
Total refinery production (6)	59,137	100.0	69,234	100.0
Refinery utilization (7)		92.4%		96.8%

(A)
Earnings per unit information is not presented for the three months ended March 31, 2012 as there was no common equity or potential common equity publicly traded during that period and therefore is not required by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") topic 260, Earnings per share.

_____________________

(1)	Includes sales to related parties of $141,899 and $150,563 for the three months ended March 31, 2013 and 2012, respectively.

(2)
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
The following table reconciles net income to Adjusted EBITDA for the three months ended March 31, 2013 and 2012, respectively:

	For the Three Months Ended
	March 31,
	2013	2012
		Predecessor
	(dollars in thousands)
Net income	$93,525	$48,076
State income tax expense	900	503
Interest expense	9,392	5,074
Interest expense - related parties	—	4,267
Depreciation and amortization	12,064	11,966
Adjusted EBITDA	$115,881	$69,886

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

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
Net Sales. Net sales for the three months ended March 31, 2013 were $804.2 million, compared to $884.3 million for the three months ended March 31, 2012, a decrease of $80.1 million. This decrease was primarily due to lower refinery throughput and lower refined product prices. Refinery throughput for the three months ended March 31, 2013 was 59,476 bpd compared to 69,512 bpd for the three months ended March 31, 2012, a decrease of 14.4%. During the three months ended March 31, 2013, the Big Spring refinery was shutdown for eleven days to perform maintenance on the crude unit vacuum tower as well as complete a reformer catalyst regeneration and a diesel hydro-treater catalyst replacement. The average per gallon price of Gulf Coast gasoline for the three months ended March 31, 2013 decreased $0.14, or 4.7%, to $2.84 from $2.98 for the three months ended March 31, 2012. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended March 31, 2013, decreased $0.07 or 2.2%, to $3.09 from $3.16 for the three months ended March 31, 2012.
Cost of Sales. Cost of sales for the three months ended March 31, 2013 were $650.2 million, compared to $787.9 million for the three months ended March 31, 2012, a decrease of $137.7 million. This decrease was primarily due to lower refinery throughput and lower crude oil prices. The average price of WTI decreased 8.5% from $103.00 per barrel for the three months ended March 31, 2012 to $94.27 per barrel for the three months ended March 31, 2013.
Direct Operating Expenses. Direct operating expenses for the three months ended March 31, 2013 were $30.4 million, compared to $22.7 million for the three months ended March 31, 2012, an increase of $7.7 million or 33.9%. This increase was primarily due to higher major maintenance costs, property tax expenses and higher natural gas costs for the three months ended March 31, 2013.
Selling, General and Administrative Expenses. SG&A expenses for the three months ended March 31, 2013 were $7.7 million, compared to $3.8 million for the three months ended March 31, 2012, an increase of $3.9 million or 102.6% due primarily to higher employee incentive compensation costs and marketing expenses.
Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2013 was $12.1 million, compared to $12.0 million for the three months ended March 31, 2012, an increase of $0.1 million, or 0.8%.
Operating Income. Operating income for the three months ended March 31, 2013 was $103.8 million, compared to $57.9 million for the three months ended March 31, 2012, an increase of $45.9 million. This increase was primarily due to higher refinery margins resulting from increased Gulf Coast 3/2/1 crack spreads and a widening of the WTI to WTS spread. Refinery operating margin was $28.76 per barrel for the three months ended March 31, 2013, compared to $15.24 per barrel for the three months ended March 31, 2012. The average Gulf Coast 3/2/1 crack spread increased to $28.40 per barrel for the three months ended March 31, 2013, compared to $24.78 per barrel for the three months ended March 31, 2012. Additionally, the WTI to WTS spread improved for the three months ended March 31, 2013 to $11.41 per barrel compared to $2.16 per barrel for the three months ended March 31, 2012.
Interest Expense. Interest expense for the three months ended March 31, 2013 was $9.4 million, compared to $5.1 million for the three months ended March 31, 2012, an increase of $4.3 million, or 84.3%. The increase is primarily due to interest expense incurred on the $250 million term loan facility that was assigned to us by Alon Energy in connection with the closing of our initial public offering in November 2012.
Net Income. Net income for the three months ended March 31, 2013 was $93.5 million, compared to $48.1 million for the three months ended March 31, 2012, an increase of $45.4 million. This increase was attributable to the factors discussed above.
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
Cash Flows
The following table sets forth our consolidated cash flows for the three months ended March 31, 2013, and 2012:

	For the Three Months Ended
	March 31,
	2013	2012
		Predecessor
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$166,646	$43,475
Investing activities	(6,719)	(7,281)
Financing activities	(35,456)	(136,181)
Net increase (decrease) in cash and cash equivalents	$124,471	$(99,987)
Cash Flows Provided by Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2013 was $166.6 million, compared to $43.5 million during the three months ended March 31, 2012. The net change in cash provided by operating activities of $123.1 million was primarily attributable to an increase in net income after adjusting for non-cash items of $41.4 million, higher cash collected on accounts receivables of $23.5 million, a decrease in inventories of $30.3 million, as well as changes in accounts payable and accrued liabilities of $23.2 million.
Cash Flows Used In Investing Activities
Net cash used in investing activities was $6.7 million during the three months ended March 31, 2013 compared to $7.3 million during the three months ended March 31, 2012. The reduction in net cash used in investing activities of $0.6 million was principally due to a decrease in total capital expenditures.
Cash Flows Used In Financing Activities
Net cash used in financing activities was $35.5 million during the three months ended March 31, 2013 compared to $136.2 million during the three months ended March 31, 2012. The net change in cash used in financing activities of $100.7 million was primarily attributable to lower net payments to equity holders of $93.2 million and lower net repayments on our revolving credit facility of $6.0 million.
Indebtedness
Partnership Term Loan Credit Facility. In connection with the Offering, we were assigned $250.0 million of the aggregate principal balance of the Alon USA Term Loan (the “Partnership Term Loan”). The Partnership Term Loan requires principal payments of $2.5 million per annum paid in quarterly installments until maturity in November 2018.
Borrowings under the Partnership Term Loan bear interest at a rate equal to the sum of (i) the Eurodollar rate (with a floor of 1.25% per annum) plus (ii) a margin of approximately 8.00% per annum for a per annum rate of approximately 9.25%, based on current market rates at March 31, 2013.
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
At March 31, 2013, the Partnership Term Loan had an outstanding balance (net of unamortized discount) of $245.8 million.

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
The Revolving Credit Facility contains certain restrictive covenants, including maintenance financial covenants. At March 31, 2013, we were in compliance with these maintenance financial covenants.
Borrowings of $50.0 million and $49.0 million were outstanding under the Revolving Credit Facility at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, outstanding letters of credit under the Revolving Credit Facility were $87.1 million and $58.8 million, respectively.
Capital Spending
Each year the Board of Directors of our General Partner approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our total capital expenditure and turnaround/chemical catalyst budget for 2013 is $45.3 million. Approximately $6.7 million has been spent during the three months ended March 31, 2013.
Contractual Obligations and Commercial Commitments
There have been no material changes outside the ordinary course of business from our contractual obligations and commercial commitments detailed in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Our critical accounting policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2012. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements are the use of the LIFO method for valuing certain inventories and the deferral and subsequent amortization of costs associated with major turnarounds and chemical catalysts replacements. No significant changes to these accounting policies have occurred subsequent to December 31, 2012.
New Accounting Standards and Disclosures
New accounting standards if any are disclosed in Note (1) Basis of Presentation included in the consolidated financial statements included in Item 1 of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
In order to manage the uncertainty relating to inventory price volatility, we have consistently applied a policy of maintaining inventories at or below a targeted operating level. In the past, circumstances have occurred, such as timing of crude oil cargo deliveries, turnaround schedules or shifts in market demand that have resulted in variances between our actual inventory level and our desired target level. Upon the review and approval of our risk management committee, we may utilize the commodity futures market to manage these anticipated inventory variances.
We maintain inventories of crude oil, refined products and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of March 31, 2013, we held approximately 0.6 million barrels of crude oil and refined product inventories valued under the LIFO valuation method. Market value exceeded carrying value of LIFO costs by $17.1 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $0.6 million.
In accordance with fair value provisions of ASC 825-10, all commodity contracts are recorded at fair value and any changes in fair value between periods is recorded in the profit and loss section or accumulated other comprehensive income of our consolidated financial statements. “Forwards” represent physical trades for which pricing and quantities have been set, but the physical product delivery has not occurred by the end of the reporting period. “Futures” represent trades which have been executed on the New York Mercantile Exchange which have not been closed or settled at the end of the reporting period. A “long” represents an obligation to purchase product and a “short” represents an obligation to sell product.
The following table provides information about our derivative commodity instruments as of March 31, 2013:

Description	Contract Volume	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	(barrels)	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Crude)	99,780	$90.29	$—	$9,009	$9,660	$651
Forwards-long (Gasoline)	28,476	129.77	—	3,695	3,678	(17)
Forwards-long (Distillate)	158,013	129.39	—	20,445	20,642	197
Forwards-long (Jet)	19,750	126.99	—	2,508	2,521	13
Forwards-long (Slurry)	2,495	94.79	—	236	238	2
Forwards-long (Catfeed)	24,839	124.65	—	3,096	3,095	(1)
Forwards-short (Slop)	(1,027)	—	82.96	(85)	(90)	(5)
Forwards-short (Propane)	(4,171)	—	35.66	(149)	(159)	(10)
Futures-short (Crude)	(126,000)	—	92.94	(11,710)	(12,251)	(541)
Futures-short (Gasoline)	(32,000)	—	131.74	(4,216)	(4,181)	35
Futures-short (Distillate)	(163,000)	—	126.69	(20,651)	(20,860)	(209)
Interest Rate Risk
As of March 31, 2013, our outstanding debt balance of approximately $299.4 million, excluding discounts, was subject to floating interest rates. Approximately $249.4 million was at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00% and approximately $50.0 million was at the Eurodollar rate plus 3.5%, subject to a minimum interest rate of 4.0%.
An increase of 1% in the Eurodollar rate on indebtedness would result in an increase in our interest expense of approximately $0.4 million per year.

ITEM 4. CONTROLS AND PROCEDURES

(1)	Disclosure controls and procedures.
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
The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring companies to file reports with the SEC to include a management report on such company's internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first Annual Report on Form 10-K did not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013.

(2)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting (as described in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	Amendment to Supply and Offtake Agreement dated as of February 1, 2013 between J. Aron & Company and Alon USA, LP.
31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon USA Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Partners, LP
		By:	Alon USA Partners GP, LLC
its general partner

Date:	May 9, 2013	By:	/s/ David Wiessman
David Wiessman
Executive Chairman of the Board

Date:	May 9, 2013	By:	/s/ Paul Eisman
Paul Eisman
President, Chief Executive Officer and Director

Date:	May 9, 2013	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	Amendment to Supply and Offtake Agreement dated as of February 1, 2013 between J. Aron & Company and Alon USA, LP.
31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon USA Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.