Form 10-Q
period 2013-06-30
Alon USA Partners, LP
filed 2013-08-09
CIK 1556766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the Registrant’s common limited partner units outstanding as of August 1, 2013, was 62,502,467.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,684	$66,001
Accounts and other receivables, net	129,330	104,119
Accounts and other receivables, net - related parties	12,933	14,519
Inventories	54,006	57,034
Prepaid expenses and other current assets	2,649	6,868
Total current assets	225,602	248,541
Property, plant and equipment, net	473,992	483,061
Other assets, net	30,221	31,821
Total assets	$729,815	$763,423
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$204,456	$202,121
Accrued liabilities	43,619	42,218
Current portion of long-term debt	2,500	2,500
Total current liabilities	250,575	246,839
Other non-current liabilities	43,985	42,047
Long-term debt	242,812	292,811
Total liabilities	537,372	581,697
Commitments and contingencies (Note 11)
Partners’ equity:
General Partner	—	—
Common unitholders - Public (11,502,467 and 11,500,000 units issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	35,416	33,438
Common unitholders - Alon Energy (51,000,000 units issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	157,027	148,288
Total partners’ equity	192,443	181,726
Total liabilities and partners' equity	$729,815	$763,423

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per unit data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		Predecessor		Predecessor
Net sales (1)	$865,694	$823,769	$1,669,861	$1,708,043
Operating costs and expenses:
Cost of sales	767,322	672,270	1,417,525	1,460,164
Direct operating expenses	27,314	25,073	57,736	47,743
Selling, general and administrative expenses	5,065	3,909	12,730	7,754
Depreciation and amortization	11,243	11,424	23,307	23,390
Total operating costs and expenses	810,944	712,676	1,511,298	1,539,051
Operating income	54,750	111,093	158,563	168,992
Interest expense	(8,970)	(5,683)	(18,362)	(10,757)
Interest expense - related parties	—	(4,266)	—	(8,533)
Other income (loss), net	14	(4)	18	17
Income before state income tax expense	45,794	101,140	140,219	149,719
State income tax expense	473	917	1,373	1,420
Net income	$45,321	$100,223	$138,846	$148,299
Earnings per unit	$0.73		$2.22
Weighted average common units outstanding (in thousands)	62,502		62,502
___________

(1)	Includes sales to related parties of $156,043 and $148,171 for the three months and $297,942 and $298,734 for the six months ended June 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2013	2012
		Predecessor
Cash flows from operating activities:
Net income	$138,846	$148,299
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	23,307	23,390
Non-cash interest on subordinated debt - related parties	—	8,533
Amortization of debt issuance costs	990	925
Amortization of original issuance discount	251	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(25,211)	(10,192)
Accounts and other receivables, net - related parties	1,586	(248)
Inventories	3,028	(21,453)
Prepaid expenses and other current assets	4,219	951
Other assets	553	(655)
Accounts payable	2,335	31,808
Accrued liabilities	1,401	(220)
Other non-current liabilities	1,938	6,005
Net cash provided by operating activities	153,243	187,143
Cash flows from investing activities:
Capital expenditures	(9,157)	(11,042)
Capital expenditures for turnarounds and catalysts	(4,819)	(8,062)
Net cash used in investing activities	(13,976)	(19,104)
Cash flows from financing activities:
Distributions paid to unitholders	(23,579)	—
Distributions paid to unitholders - Alon Energy	(104,550)	—
Net cash payments to partner - Alon Energy	—	(216,886)
Deferred debt issuance costs	(205)	(2,400)
Revolving credit facility, net	(49,000)	(43,000)
Payments on long-term debt	(1,250)	—
Net cash used in financing activities	(178,584)	(262,286)
Net decrease in cash and cash equivalents	(39,317)	(94,247)
Cash and cash equivalents, beginning of period	66,001	135,945
Cash and cash equivalents, end of period	$26,684	$41,698
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$17,912	$8,084
Cash paid for income tax	$1,373	$2,597

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

(1)	Basis of Presentation
As used in this report, the terms "Alon" or the "Partnership" refer to Alon USA Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole. References in this report to "Alon Energy" refer collectively to Alon USA Energy, Inc. and any of its subsidiaries other than Alon USA Partners, LP, its subsidiaries and its general partner. The information presented in this Quarterly Report on Form 10-Q contains the unaudited combined financial results of Alon USA Partners, LP Predecessor ("Predecessor"), our predecessor for accounting purposes, for the three and six months ended June 30, 2012. The unaudited consolidated financial results for the three and six months ended June 30, 2013 include the results of operations for the Partnership. The balance sheets as of June 30, 2013 and December 31, 2012 present solely the consolidated financial position of the Partnership.
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
These consolidated financial statements and notes are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements.
In the opinion of the General Partner’s management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of Alon’s consolidated financial position and results of operations for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances may have been aggregated or disaggregated in order to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of the operating results that may be obtained for the year ending December 31, 2013.
The consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Alon’s Annual Report on Form 10-K for the year ended December 31, 2012.
New Accounting Standards
Effective January 1, 2013, Alon adopted Accounting Standards Update (“ASU”) No. 2011- 11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and ASU No. 2013- 01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities issued by the Financial Accounting Standards Board (“FASB”). These updates require an entity to disclose both gross information and net information of recognized derivative instruments, repurchase agreements and securities borrowing and lending transactions offset in the consolidated balance sheet. The updated guidance was applied retrospectively, effective January 1, 2013. The adoption concerns disclosure only and did not have any financial impact on the consolidated financial statements.

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
The carrying amounts of Alon’s cash and cash equivalents, receivables, payables and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The reported amounts of long-term debt approximate fair value. Derivative financial instruments are carried at fair value, which is based on quoted market prices. Derivative instruments and the Renewable Identification Numbers ("RINs") obligation are the only financial assets and liabilities measured at fair value on a recurring basis.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The RINs obligation represents the period-end deficit for the purchase of RINs to satisfy the requirement to blend biofuels into the products Alon has produced. Alon's RINs obligation is based on the RINs deficit and the price of those RINs as of the balance sheet date. The RINs obligation is categorized as Level 2 of the fair value hierarchy and is measured at fair value using the market approach based on quoted prices from an independent pricing service.
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
As of June 30, 2013
Assets:
Commodity contracts (futures and forwards)	$181	$—	$—	$181
Liabilities:
Fair value hedge	—	1,925	—	1,925
RINs obligation	—	8,016	—	8,016

As of December 31, 2012
Assets:
Commodity contracts (futures and forwards)	$2,365	$—	$—	$2,365
Liabilities:
Fair value hedge	—	327	—	327

(3)	Derivative Financial Instruments
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
As of June 30, 2013, Alon has accounted for certain commodity contracts as fair value hedges with contract purchase volumes of 333 thousand barrels of crude oil with remaining contract terms through May 2019.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table presents the effect of derivative instruments on the consolidated statements of financial position:

	As of June 30, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$909	Accrued liabilities	$(728)
Total derivatives not designated as hedging instruments		$909		$(728)

Derivatives designated as hedging instruments:
Fair value hedge		$—	Other non-current liabilities	$(1,925)
Total derivatives designated as hedging instruments		—		(1,925)
Total derivatives		$909		$(2,653)

	As of December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$2,365		$—
Total derivatives not designated as hedging instruments		$2,365		$—

Derivatives designated as hedging instruments:
Fair value hedge		$—	Other non-current liabilities	$(327)
Total derivatives designated as hedging instruments		—		(327)
Total derivatives		$2,365		$(327)
The following tables present the effect of derivative instruments on Alon’s consolidated statements of operations:
Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
	Location	2013	2012	2013	2012
			Predecessor		Predecessor
Fair value hedge	Cost of sales	$(4)	$—	$(1,598)	$—
Total derivatives		$(4)	$—	$(1,598)	$—

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
	Location	2013	2012	2013	2012
			Predecessor		Predecessor
Commodity contracts (futures & forwards)	Cost of sales	$(1,001)	$2,041	$6,650	$5,176
Commodity contracts (swaps) (a)	Cost of sales	—	—	—	(13,951)
Total derivatives		$(1,001)	$2,041	$6,650	$(8,775)
__________

(a)	Related to derivative transactions with a related party.
Offsetting Assets and Liabilities
Alon's derivative financial instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives, however, Alon does not offset on its consolidated balance sheets the fair value amounts recorded for derivative instruments under these agreements.
The following table presents offsetting information regarding Alon's derivatives by type of transaction as of June 30, 2013 and December 31, 2012:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of June 30, 2013
Commodity Derivative Assets:
Futures & forwards	$909	$—	$909	$(728)	$—	$181
Commodity Derivative Liabilities:
Futures & forwards	(728)	—	(728)	728	—	—

As of December 31, 2012
Commodity Derivative Assets:
Futures & forwards	$2,365	$—	$2,365	$—	$—	$2,365

(4)	Inventories
Alon's inventories (including inventory consigned to others) are stated at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) method for crude oil, refined products and blendstock inventories. Materials and supplies are stated at average cost.
Carrying value of inventories consisted of the following:

	June 30, 2013	December 31, 2012
Crude oil, refined products and blendstocks	$20,792	$24,661
Crude oil inventory consigned to others	23,625	23,086
Materials and supplies	9,589	9,287
Total inventories	$54,006	$57,034
Market values of crude oil, refined products and blendstock inventories exceeded LIFO costs by $21,111 and $12,477 at June 30, 2013 and December 31, 2012, respectively.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(5)	Inventory Financing Agreement
Alon has entered into a Supply and Offtake Agreement and other associated agreements (together the “Supply and Offtake Agreement”), with J. Aron & Company (“J. Aron”). Pursuant to the Supply and Offtake Agreement, (i) J. Aron agreed to sell to Alon, and Alon agreed to buy from J. Aron, at market prices, crude oil for processing at the Big Spring refinery and (ii) Alon agreed to sell, and J. Aron agreed to buy, at market prices, certain refined products produced at the Big Spring refinery.
The Supply and Offtake Agreement also provided for the sale, at market prices, of Alon's crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage facilities, and to identify prospective purchasers of refined products on J. Aron's behalf. The Supply and Offtake Agreement was amended in February 2013 and has an initial term that expires in May 2019. J. Aron may elect to terminate the Supply and Offtake Agreement prior to the expiration of the initial term beginning in May 2016 and upon each anniversary thereof, on six months prior notice. Alon may elect to terminate in May 2018 on six months prior notice.
Following expiration or termination of the Supply and Offtake Agreement, Alon is obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the Big Spring refinery.
At June 30, 2013 and December 31, 2012, Alon had current payables to J. Aron for purchases of $213 and $16,038, respectively, non-current liabilities related to the original financing of $33,440 and $31,842, respectively, and a consignment inventory receivable representing a deposit paid to J. Aron of $6,290 and $6,290, respectively.
Additionally, Alon had current payables of $692 and current receivables of $4,136 at June 30, 2013 and December 31, 2012, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

(6)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	June 30, 2013	December 31, 2012
Refining facilities	$660,946	$652,910
Less accumulated depreciation	(186,954)	(169,849)
Property, plant and equipment, net	$473,992	$483,061

(7)	Additional Financial Information
The tables that follow provide additional financial information related to the consolidated financial statements:

(a)	Other Assets, Net

	June 30, 2013	December 31, 2012
Deferred debt issuance costs	$8,664	$9,449
Receivable from supply agreements	6,290	6,290
Deferred turnaround and chemical catalyst cost	7,162	7,622
Other	8,105	8,460
Total other assets	$30,221	$31,821

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(b)	Accrued Liabilities and Other Non-Current Liabilities

	June 30, 2013	December 31, 2012
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$23,091	$28,112
Accrued finance charges	1,281	1,927
Environmental accrual	831	831
RINs obligation	8,016	—
Other	10,400	11,348
Total accrued liabilities	$43,619	$42,218

Other Non-Current Liabilities:
Consignment inventory	$33,440	$31,842
Environmental accrual (Note 11)	5,816	5,516
Asset retirement obligations	1,930	1,890
Other	2,799	2,799
Total other non-current liabilities	$43,985	$42,047

(8)	Indebtedness
Debt consisted of the following:

	June 30, 2013	December 31, 2012
Term loan credit facility	$245,312	$246,311
Revolving credit facility	—	49,000
Total debt	245,312	295,311
Less current portion	(2,500)	(2,500)
Total long-term debt	$242,812	$292,811
Outstanding letters of credit under the revolving credit facility were $100,528 and $58,759 at June 30, 2013 and December 31, 2012, respectively.
Alon's revolving credit facility contains certain restrictive covenants, including maintenance financial covenants. At June 30, 2013, Alon was in compliance with these maintenance financial covenants.

(9)	Partners’ Equity (per unit in dollars)
Cash Distributions. On March 1, 2013, the Partnership paid a cash distribution of $35,626, or $0.57 per unit, for the period of November 27, 2012 through and including December 31, 2012.
On May 15, 2013, the Partnership paid a cash distribution of $92,503, or $1.48 per unit, for the period of January 1, 2013 through and including March 31, 2013.
Restricted Units. During the six months ended June 30, 2013, Alon granted awards totaling 2,467 restricted common units at an average grant date price of $20.27 per unit to non-employee directors of the General Partner. The restricted common units granted to the non-employee directors vest over a period of three years, assuming continued service at vesting.

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
Alon is a subsidiary of Alon Energy and is operated as a component of the integrated operations of Alon Energy and its other subsidiaries. As such, the executive officers of Alon Energy, who are employed by another subsidiary of Alon Energy, also serve as executive officers of the General Partner and Alon Energy's other subsidiaries. Alon Energy performs general corporate and administrative services and functions for Alon and Alon Energy's other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing and internal audit services. Alon Energy allocates the expenses actually incurred in performing these services to Alon and to its other subsidiaries based primarily on the estimated amount of time the individuals performing such services devote to Alon's business affairs relative to the amount of time they devote to the business affairs of Alon Energy's other subsidiaries. The management of Alon Energy and the General Partner consider these allocations to be reasonable. Alon records the amount of such allocations to its consolidated financial statements as selling, general and administrative expenses. Alon's share of Alon Energy's selling, general and administrative expenses were $3,529 and $3,263, for the three months ended June 30, 2013 and 2012, respectively, and $6,444 and $6,779 for the six months ended June 30, 2013 and 2012, respectively.

(b)	Labor Costs
Alon has no employees and, as a result, actual employee expense costs for Alon Energy employees working in Alon's operations have been allocated and recorded as payroll expense and included in direct operating expenses and selling, general and administrative expenses within the consolidated statements of operations. Alon's share of Alon Energy's employee expense costs included in direct operating expenses were $5,650 and $5,818 for the three months ended June 30, 2013 and 2012, respectively, and $11,958 and $11,405 for the six months ended June 30, 2013 and 2012, respectively.

(c)	Insurance Costs
Insurance costs related to the Big Spring refinery and wholesale marketing operations are allocated to Alon by Alon Energy based on estimated insurance premiums on a stand-alone basis relative to Alon Energy's total insurance premium. Insurance costs included in direct operating expenses was $2,658 and $2,569 for the three months ended June 30, 2013 and 2012, respectively, and $5,262 and $5,162 for the six months ended June 30, 2013 and 2012, respectively.
Distributions
On March 1, 2013, the Partnership paid a cash distribution for the period of November 27, 2012 through and including December 31, 2012 of $35,626, of which $29,070 was paid to Alon Energy. On May 15, 2013, the Partnership paid a cash distribution for the period of January 1, 2013 through and including March 31, 2013 of $92,503, of which $75,480 was paid to Alon Energy.
During the six months ended June 30, 2012, the Predecessor made net cash payments to Alon Energy of $216,886.
On August 5, 2013, the Board of the General Partner declared a cash distribution of approximately $44,375, of which $36,210 will be paid to Alon Energy.

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
Alon is subject to loss contingencies pursuant to federal, state, and local environmental laws and regulations. These laws and regulations govern the discharge of materials into the environment and may require Alon to incur future obligations to investigate the effects of the release or disposal of certain petroleum, chemical, and mineral substances at various sites; to remediate or restore these sites; to compensate others for damage to property and natural resources and for remediation and restoration costs. These contingent obligations relate to sites owned by Alon and its past or present operations. Alon is currently participating in environmental investigations, assessments and cleanups pertaining to the refinery, pipelines and terminals. Alon may in the future be involved in additional environmental investigations, assessments and cleanups. The magnitude of future costs are unknown and will depend on factors such as the nature and contamination at many sites, the timing, extent and method of the remedial actions which may be required, and the determination of Alon's liability in proportion to other responsible parties.
Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Substantially all amounts accrued are expected to be paid out over the next 15 years. The level of future expenditures for environmental remediation obligations is impossible to determine with any degree of reliability.
Alon has accrued environmental remediation obligations of $6,647 ($831 accrued liability and $5,816 non-current liability) at June 30, 2013, and $6,347 ($831 accrued liability and $5,516 non-current liability) at December 31, 2012.

(12)	Subsequent Event
Distribution Declared
On August 5, 2013, the Board of the General Partner declared a cash distribution to the Partnership's common unitholders for the period April 1, 2013 through and including June 30, 2013 of $0.71 per unit, which will result in total distributions in the amount of approximately $44,375. The cash distribution will be paid on August 23, 2013 to unitholders of record at the close of business on August 16, 2013.

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

•	changes in fuel and utility costs incurred by our refinery;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects of and cost of compliance with the Renewable Fuel Standard, including the availability, cost and price volatility of Renewable Identification Numbers ("RINs");

•	the effects and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	the effect of any national or international financial crisis on our business and financial condition; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Risk Factors.”

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
Company Overview
On November 26, 2012, the Partnership completed its initial public offering (the "Offering") of 11,500,000 common units representing limited partner interests. After completion of the Offering, Alon Energy contributed to the Partnership its equity interests in Alon USA, LP and Alon USA Refining, Inc. Prior to completion of the Offering, the assets, liabilities and results of operations of the aforementioned assets are related to Alon USA Partners, LP Predecessor ("Predecessor"), our predecessor for accounting purposes.
We are a Delaware limited partnership formed in August 2012 by Alon USA Energy, Inc. (NYSE: ALJ) (“Alon Energy”) to own, operate and grow our strategically located refining and petroleum products marketing business. Our integrated downstream business operates primarily in the South Central and Southwestern regions of the United States. We own and operate a crude oil refinery in Big Spring, Texas with total crude oil throughput capacity of approximately 70,000 barrels per day (“bpd”), which we refer to as our Big Spring refinery. We refine crude oil into finished products, which we market primarily in West Texas, Central Texas, Oklahoma, New Mexico and Arizona through our wholesale distribution network to both Alon Energy’s retail convenience stores and third-party distributors.
We sell refined products in both the wholesale rack and bulk markets. We focus our marketing of transportation fuels on portions of Texas, Oklahoma, New Mexico and Arizona through our physically-integrated refining and distribution system. We distribute fuel products through a product pipeline and terminal network of pipelines and terminals that we own or access through leases or long-term throughput agreements.
Second Quarter Operational and Financial Highlights
Operating income for the second quarter of 2013 was $54.8 million, compared to $111.1 million in the same period last year. Our operational and financial highlights for the second quarter of 2013 include the following:

•
Big Spring refinery throughput for the second quarter of 2013 averaged 72,124 bpd compared to 64,558 bpd for the second quarter of 2012. Throughput for the second quarter of 2012 was impacted by downtime for the planned regeneration of our reformer catalyst and replacement of several catalyst beds during the period.

•
Operating margin at the Big Spring refinery was $16.21 per barrel for the second quarter of 2013 compared to $25.79 per barrel for the same period in 2012. This decrease in operating margin is primarily due to lower Gulf Coast 3/2/1 crack spreads and a narrowing of the WTI to WTS spread.

•
The average Gulf Coast 3/2/1 crack spread was $21.17 per barrel for the second quarter of 2013 compared to $26.04 per barrel for the second quarter of 2012. The average WTI to WTS spread for the second quarter of 2013 was $0.36 per barrel compared to $5.36 per barrel for the same period in 2012.

•
RINs costs for the three and six months ended June 30, 2013 were $8.0 million. We were not subject to the Renewable Fuel Standard requirements in 2012, which resulted in RINs carryforward credits. These 2012 RINs carryforward credits were used to offset our entire RINs obligation, net of RINs generated, during the three months ended March 31, 2013.

Major Influences on Results of Operations
Earnings and cash flow are primarily affected by the difference between refined product prices and the prices for crude oil and other feedstocks. These prices depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. While our sales and operating revenues fluctuate significantly with movements in crude oil and refined product prices, it is the spread between crude oil and refined product prices, and not necessarily fluctuations in those prices, that affect our earnings.
In order to measure our operating performance, we compare our per barrel refinery operating margin to certain industry benchmarks. We calculate this margin for the Big Spring refinery by dividing the refinery’s gross margin by its throughput volumes. Gross margin is the difference between net sales and cost of sales.
The Big Spring refinery operating margin is compared to the Gulf Coast 3/2/1 crack spread that is intended to approximate the refinery's crude slate and product yield. The Gulf Coast 3/2/1 crack spread is calculated assuming that three barrels of WTI crude oil are converted, or cracked, into two barrels of Gulf Coast conventional gasoline and one barrel of Gulf Coast ultra-low sulfur diesel.
Our Big Spring refinery is capable of processing substantial volumes of sour crude oil, which has historically cost less than intermediate and sweet crude oils. We measure the cost advantage of refining sour crude oil by calculating the difference between the value of Cushing WTI crude oil and the value of Midland WTS, a medium, sour crude oil. We refer to this differential as the WTI/WTS, or sweet/sour, spread. A widening of the sweet/sour spread can favorably influence the operating margin for our Big Spring refinery.
Our results of operations are also significantly affected by our refinery's operating costs, particularly the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices.
Demand for gasoline products is generally higher during summer months than during winter months due to seasonal increases in highway traffic. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters. The effects of seasonal demand for gasoline are partially offset by seasonality in demand for diesel, which in our region is generally higher in winter months as east-west trucking traffic moves south to avoid winter conditions on northern routes.
Safety, reliability and the environmental performance of our refinery is critical to our financial performance. The financial impact of planned downtime, such as a turnaround or major maintenance project, is mitigated through a diligent planning process that considers expectations for product availability, margin environment and the availability of resources to perform the required maintenance.
The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Crude oil and refined products are commodities, and we have no control over the changing market value of these inventories. Because our inventory is valued at the lower of cost or market value under the LIFO inventory valuation methodology, price fluctuations generally have little effect on our financial results.
Factors Affecting Comparability
Our financial condition and operating results over the six months ended June 30, 2013 and 2012, have been influenced by the following factor which is fundamental to understanding comparisons of our period-to-period financial performance.
Renewable Fuel Standard
RINs costs for the three and six months ended June 30, 2013 were $8.0 million. We were not subject to the Renewable Fuel Standard requirements in 2012, which resulted in RINs carryforward credits. These 2012 RINs carryforward credits were used to offset our entire RINs obligation, net of RINs generated, during the three months ended March 31, 2013.

Results of Operations
The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our consolidated financial statements. We refer to our financial statement line items in the explanation of our period-to-period changes in results of operations. Below are general definitions of what those line items include and represent.
Net Sales. Net sales consist principally of sales of refined petroleum products and are mainly affected by refined product prices, changes to the mix of refined products produced and volume changes caused by operations.
Cost of Sales. Cost of sales primarily includes crude oil, other raw materials and transportation costs.
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
Selling, General and Administrative Expenses. Selling, general and administrative expenses, or SG&A, primarily include corporate overhead costs and marketing expenses.
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

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for the three and six months ended June 30, 2013 and 2012. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2012 is unaudited.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		Predecessor		Predecessor
	(dollars in thousands, except per unit data, per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA: (A)
Net sales (1)	$865,694	$823,769	$1,669,861	$1,708,043
Operating costs and expenses:
Cost of sales	767,322	672,270	1,417,525	1,460,164
Direct operating expenses	27,314	25,073	57,736	47,743
Selling, general and administrative expenses	5,065	3,909	12,730	7,754
Depreciation and amortization	11,243	11,424	23,307	23,390
Total operating costs and expenses	810,944	712,676	1,511,298	1,539,051
Operating income	54,750	111,093	158,563	168,992
Interest expense	(8,970)	(5,683)	(18,362)	(10,757)
Interest expense - related parties	—	(4,266)	—	(8,533)
Other income (loss), net	14	(4)	18	17
Income before state income tax expense	45,794	101,140	140,219	149,719
State income tax expense	473	917	1,373	1,420
Net income	$45,321	$100,223	$138,846	$148,299
Earnings per unit	$0.73		$2.22
Weighted average common units outstanding (in thousands)	62,502		62,502
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$(13,403)	$143,668	$153,243	$187,143
Investing activities	(7,257)	(11,823)	(13,976)	(19,104)
Financing activities	(143,128)	(126,105)	(178,584)	(262,286)
OTHER DATA:
Adjusted EBITDA (2)	$66,007	$122,513	$181,888	$192,399
Capital expenditures	6,216	5,820	9,157	11,042
Capital expenditures for turnaround and chemical catalyst	1,041	6,003	4,819	8,062
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (3)	$16.21	$25.79	$21.85	$20.32
Refinery direct operating expense (4)	4.16	4.27	4.85	3.92
PRICING STATISTICS:
Crack spreads (per barrel):
Gulf Coast (WTI) 3/2/1	$21.17	$26.04	$24.76	$25.41
WTI crude oil (per barrel)	$94.20	$93.45	$94.23	$98.23
Crude oil differentials (per barrel):
WTI less WTS	$0.36	$5.36	$5.86	$3.76
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.69	$2.80	$2.77	$2.89
Gulf Coast ultra-low sulfur diesel	2.86	2.95	2.97	3.05
Natural gas (per MMBtu)	4.02	2.35	3.76	2.43

	June 30, 2013	December 31, 2012
BALANCE SHEET DATA (end of period):	(dollars in thousands)
Cash and cash equivalents	$26,684	$66,001
Working capital	(24,973)	1,702
Total assets	729,815	763,423
Total debt	245,312	295,311
Total partners' equity	192,443	181,726

THROUGHPUT AND PRODUCTION DATA:	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2013		2012		2013		2012
			Predecessor				Predecessor
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTS crude	53,627	74.4	52,250	81.0	49,446	75.1	53,898	80.4
WTI crude	17,180	23.8	10,738	16.6	14,380	21.8	11,472	17.1
Blendstocks	1,317	1.8	1,570	2.4	2,009	3.1	1,665	2.5
Total refinery throughput (5)	72,124	100.0	64,558	100.0	65,835	100.0	67,035	100.0
Refinery production:
Gasoline	35,057	48.7	30,885	47.8	32,436	49.4	33,012	49.2
Diesel/jet	24,748	34.4	21,242	32.9	22,038	33.6	21,739	32.5
Asphalt	4,453	6.2	4,041	6.2	3,909	6.0	4,288	6.4
Petrochemicals	4,628	6.4	3,838	5.9	4,179	6.4	3,988	6.0
Other	3,088	4.3	4,655	7.2	3,029	4.6	3,921	5.9
Total refinery production (6)	71,974	100.0	64,661	100.0	65,591	100.0	66,948	100.0
Refinery utilization (7)		101.2%		98.9%		97.1%		97.8%

(A)
Earnings per unit information is not presented for the three and six months ended June 30, 2012 as there was no common equity or potential common equity publicly traded during that period and therefore is not required by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") topic 260, Earnings per share.

_____________________

(1)
Includes sales to related parties of $156,043 and $148,171 for the three months ended June 30, 2013 and 2012, respectively, and $297,942 and $298,734 for the six months ended June 30, 2013 and 2012, respectively.

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
The following table reconciles net income to Adjusted EBITDA for the three and six months ended June 30, 2013 and 2012, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		Predecessor		Predecessor
	(dollars in thousands)
Net income	$45,321	$100,223	$138,846	$148,299
State income tax expense	473	917	1,373	1,420
Interest expense	8,970	5,683	18,362	10,757
Interest expense - related parties	—	4,266	—	8,533
Depreciation and amortization	11,243	11,424	23,307	23,390
Adjusted EBITDA	$66,007	$122,513	$181,888	$192,399

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

The refinery operating margin excludes charges of $8,016 related to RINs obligation for the three and six months ended June 30, 2013.

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

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012
Net Sales. Net sales for the three months ended June 30, 2013 were $865.7 million, compared to $823.8 million for the three months ended June 30, 2012, an increase of $41.9 million. This increase was primarily due to higher refinery throughput, partially offset by lower refined product prices in the three months ended June 30, 2013 compared to the same period last year. Refinery throughput for the three months ended June 30, 2013 was 72,124 bpd compared to 64,558 bpd for the three months ended June 30, 2012, an increase of 11.7%. Throughput for the three months ended June 30, 2012 was impacted by downtime for the planned regeneration of our reformer catalyst and replacement of several catalyst beds during the period. The average per gallon price of Gulf Coast gasoline for the three months ended June 30, 2013 decreased $0.11, or 3.9%, to $2.69, compared to $2.80 for the three months ended June 30, 2012. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended June 30, 2013 decreased $0.09, or 3.1%, to $2.86, compared to $2.95 for the three months ended June 30, 2012.
Cost of Sales. Cost of sales for the three months ended June 30, 2013 were $767.3 million, compared to $672.3 million for the three months ended June 30, 2012, an increase of $95.0 million. This increase was primarily due to higher refinery throughput and higher crude oil prices. The average price of WTI for the three months ended June 30, 2013 was $94.20, which was $0.75, or 0.8%, higher than the $93.45 per barrel average for the three months ended June 30, 2012. Additionally, the average price of WTS was higher as the differential to WTI narrowed to $0.36 per barrel, a decrease of 93.3%, for the three months ended June 30, 2013 compared to $5.36 per barrel for the three months ended June 30, 2012.
Direct Operating Expenses. Direct operating expenses for the three months ended June 30, 2013 were $27.3 million, compared to $25.1 million for the three months ended June 30, 2012, an increase of $2.2 million, or 8.8%. This increase was primarily due to higher refinery throughput and higher natural gas prices.
Selling, General and Administrative Expenses. SG&A expenses for the three months ended June 30, 2013 were $5.1 million, compared to $3.9 million for the three months ended June 30, 2012, an increase of $1.2 million, or 30.8% due primarily to higher employee incentive compensation costs.
Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2013 was $11.2 million, compared to $11.4 million for the three months ended June 30, 2012, a decrease of $0.2 million, or 1.8%.
Operating Income. Operating income for the three months ended June 30, 2013 was $54.8 million, compared to $111.1 million for the three months ended June 30, 2012, a decrease of $56.3 million. This decrease was primarily due to lower refinery margins resulting from decreased Gulf Coast (WTI) 3/2/1 crack spreads and a narrowed WTI to WTS spread. Refinery operating margin was $16.21 per barrel for the three months ended June 30, 2013, compared to $25.79 per barrel for the three months ended June 30, 2012. The average Gulf Coast (WTI) 3/2/1 crack spread decreased to $21.17 per barrel for the three months ended June 30, 2013, compared to $26.04 per barrel for the three months ended June 30, 2012. Additionally, the WTI to WTS spread narrowed for the three months ended June 30, 2013 to $0.36 per barrel compared to $5.36 per barrel for the three months ended June 30, 2012. Also impacting the operating income was approximately $8.0 million of costs associated with the RINs obligation for the three months ended June 30, 2013.
Interest Expense. Interest expense for the three months ended June 30, 2013 was $9.0 million, compared to total interest expense of $9.9 million, including interest expense to related parties, for the three months ended June 30, 2012, a decrease of $0.9 million. This decrease is primarily due to interest expense incurred on a lower amount of outstanding debt during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.
Net Income. Net income for the three months ended June 30, 2013 was $45.3 million, compared to $100.2 million for the three months ended June 30, 2012, a decrease of $54.9 million. This decrease was attributable to the factors discussed above.
Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
Net Sales. Net sales for the six months ended June 30, 2013 were $1,669.9 million, compared to $1,708.0 million for the six months ended June 30, 2012, a decrease of $38.1 million. This decrease was due to lower refinery throughput and lower refined product prices. Refinery throughput for the six months ended June 30, 2013 was 65,835 bpd compared to 67,035 bpd for the six months ended June 30, 2012, a decrease of 1.8%. The average per gallon price of Gulf Coast gasoline for the six months ended June 30, 2013 decreased $0.12, or 4.2%, to $2.77, compared to $2.89 for the six months ended June 30, 2012. The average per gallon price of Gulf Coast ultra low-sulfur diesel for the six months ended June 30, 2013 decreased $0.08, or 2.6%, to $2.97, compared to $3.05 for the six months ended June 30, 2012.

Cost of Sales. Cost of sales were $1,417.5 million for the six months ended June 30, 2013, compared to $1,460.2 million for the six months ended June 30, 2012, a decrease of $42.7 million. This decrease was primarily due to decreased refinery throughput and a decrease in crude oil prices. The average price of WTI decreased 4.1% from $98.23 per barrel for the six months ended June 30, 2012, to $94.23 per barrel for the six months ended June 30, 2013. Additionally, the average price of WTS was lower as the differential to WTI widened to $5.86 per barrel for the six months ended June 30, 2013, compared to $3.76 per barrel for the six months ended June 30, 2012.
Direct Operating Expenses. Direct operating expenses for the six months ended June 30, 2013 were $57.7 million, compared to $47.7 million for the six months ended June 30, 2012, an increase of $10.0 million, or 21.0%. This increase was primarily due to higher major maintenance costs, property tax expenses and higher natural gas costs for the six months ended June 30, 2013.
Selling, General and Administrative Expenses. SG&A expenses for the six months ended June 30, 2013 were $12.7 million, compared to $7.8 million for the six months ended June 30, 2012, an increase of $4.9 million, or 62.8%. This increase was primarily due to higher employee incentive compensation costs and marketing expenses for the six months ended June 30, 2013.
Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2013 was $23.3 million, compared to $23.4 million for the six months ended June 30, 2012, a decrease of $0.1 million.
Operating Income. Operating income was $158.6 million for the six months ended June 30, 2013, compared to $169.0 million for the six months ended June 30, 2012, a decrease of $10.4 million. This decrease was primarily due to higher direct operating and SG&A expenses, partially offset by higher refinery margins. Refinery operating margin was $21.85 per barrel for the six months ended June 30, 2013, compared to $20.32 per barrel for the six months ended June 30, 2012. This increase in operating margin is primarily due to a widening of the WTI to WTS spread partially offset by lower Gulf Coast (WTI) 3/2/1 crack spreads. The WTI to WTS spread widened 55.9% to $5.86 per barrel for the six months ended June 30, 2013, compared to $3.76 per barrel for the six months ended June 30, 2012. The average Gulf Coast (WTI) 3/2/1 crack spread decreased 2.6% to $24.76 per barrel for the six months ended June 30, 2013, compared to $25.41 per barrel for the six months ended June 30, 2012. Also impacting the operating income was approximately $8.0 million of costs associated with the RINs obligation for the six months ended June 30, 2013.
Interest Expense. Interest expense was $18.4 million for the six months ended June 30, 2013, compared to total interest expense of $19.3 million, including interest expense to related parties, for the six months ended June 30, 2012, a decrease of $0.9 million. This decrease is primarily due to interest expense incurred on a lower amount of outstanding debt during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.
Net Income. Net income for the six months ended June 30, 2013 was $138.8 million, compared to $148.3 million for the six months ended June 30, 2012, a decrease of $9.5 million. This decrease was attributable to the factors discussed above.
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

Cash Flows
The following table sets forth our consolidated cash flows for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended
	June 30,
	2013	2012
		Predecessor
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$153,243	$187,143
Investing activities	(13,976)	(19,104)
Financing activities	(178,584)	(262,286)
Net decrease in cash and cash equivalents	$(39,317)	$(94,247)
Cash Flows Provided by Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2013 was $153.2 million, compared to $187.1 million during the six months ended June 30, 2012. The reduction in net cash provided by operating activities of $33.9 million was primarily attributable to lower net income after adjusting for non-cash items of $17.8 million, lower cash collected on accounts receivables of $13.2 million, higher cash on reduction of inventories of $24.5 million and lower cash on reduction of accounts payable and accrued liabilities of $27.9 million.
Cash Flows Used In Investing Activities
Net cash used in investing activities was $14.0 million during the six months ended June 30, 2013 compared to $19.1 million during the six months ended June 30, 2012. The reduction in net cash used in investing activities of $5.1 million was primarily due to a decrease in capital expenditures and capital expenditures for turnarounds and catalysts.
Cash Flows Used In Financing Activities
Net cash used in financing activities was $178.6 million during the six months ended June 30, 2013 compared to $262.3 million during the six months ended June 30, 2012. The reduction in net cash used in financing activities of $83.7 million was primarily attributable to lower net payments to equity holders of $88.8 million offset by higher net repayments on our revolving credit facility of $6.0 million.
Indebtedness
Partnership Term Loan Credit Facility. In connection with the Offering, we were assigned $250.0 million of the aggregate principal balance of the Alon USA Term Loan (the “Partnership Term Loan”). The Partnership Term Loan requires principal payments of $2.5 million per annum paid in quarterly installments until maturity in November 2018.
Borrowings under the Partnership Term Loan bear interest at a rate equal to the sum of (i) the Eurodollar rate (with a floor of 1.25% per annum) plus (ii) a margin of approximately 8.00% per annum for a per annum rate of approximately 9.25%, based on current market rates at June 30, 2013.
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
At June 30, 2013, the Partnership Term Loan had an outstanding balance (net of unamortized discount) of $245.3 million.
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
The Revolving Credit Facility contains certain restrictive covenants, including maintenance financial covenants. At June 30, 2013, we were in compliance with these maintenance financial covenants.
There were no outstanding borrowings under the Revolving Credit Facility at June 30, 2013, which had an outstanding balance of $49.0 million at December 31, 2012. At June 30, 2013 and December 31, 2012, outstanding letters of credit under the Revolving Credit Facility were $100.5 million and $58.8 million, respectively.
Capital Spending
Each year the Board of Directors of our General Partner approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our total capital expenditure and turnaround/chemical catalyst plan for 2013 is $34.8 million. Approximately $14.0 million has been spent during the six months ended June 30, 2013.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Changes in commodity prices, purchased fuel prices and interest rates are our primary sources of market risk. Alon Energy's risk management committee oversees all activities associated with the identification, assessment and management of our market risk exposure.
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
We maintain inventories of crude oil, refined products and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of June 30, 2013, we held approximately 0.6 million barrels of crude oil and refined product inventories valued under the LIFO valuation method. Market value exceeded carrying value of LIFO costs by $21.1 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $0.6 million.
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
The following table provides information about our derivative commodity instruments as of June 30, 2013:

Description	Contract Volume	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	(barrels)	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Crude)	35,461	$95.49	$—	$3,386	$3,421	$35
Forwards-long (Gasoline)	157,698	116.90	—	18,434	18,029	(405)
Forwards-long (Distillate)	107,693	123.06	—	13,253	13,106	(147)
Forwards-short (Jet)	(17,731)	—	118.91	(2,108)	(2,079)	29
Forwards-short (Slurry)	(1,034)	—	88.98	(92)	(91)	1
Forwards-long (Catfeed)	96,413	113.75	—	10,967	10,753	(214)
Forwards-short (Slop)	(11,381)	—	85.80	(977)	(985)	(8)
Forwards-short (Propane)	(26,104)	—	34.40	(898)	(881)	17
Futures-short (Crude)	(155,000)	—	96.17	(14,906)	(14,967)	(61)
Futures-short (Gasoline)	(231,000)	—	117.80	(27,213)	(26,347)	866
Futures-short (Distillate)	(72,000)	—	121.02	(8,713)	(8,645)	68
Interest Rate Risk
As of June 30, 2013, our outstanding debt balance of approximately $248.8 million, excluding discounts, was charged interest at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00%. An increase of 1% in the Eurodollar rate on indebtedness would have no impact on our interest expense.

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
10.1
Second Amended Revolving Credit Agreement, dated as of May 23, 2013, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Partnership on May 24, 2013, SEC File No. 001-35742).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon USA Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Partners, LP
		By:	Alon USA Partners GP, LLC
its general partner

Date:	August 8, 2013	By:	/s/ David Wiessman
David Wiessman
Executive Chairman of the Board

Date:	August 8, 2013	By:	/s/ Paul Eisman
Paul Eisman
President, Chief Executive Officer and Director

Date:	August 8, 2013	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBITS

Exhibit
Number	Description of Exhibit
10.1
Second Amended Revolving Credit Agreement, dated as of May 23, 2013, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Partnership on May 24, 2013, SEC File No. 001-35742).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon USA Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements.