Form 10-Q
period 2013-09-30
Alon USA Partners, LP
filed 2013-11-12
CIK 1556766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the Registrant’s common limited partner units outstanding as of November 1, 2013, was 62,502,467.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,476	$66,001
Accounts and other receivables, net	98,600	104,119
Accounts and other receivables, net - related parties	14,612	14,519
Inventories	76,199	57,034
Prepaid expenses and other current assets	7,642	6,868
Total current assets	257,529	248,541
Property, plant and equipment, net	472,859	483,061
Other assets, net	28,311	31,821
Total assets	$758,699	$763,423
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$207,795	$202,121
Accrued liabilities	47,753	42,218
Current portion of long-term debt	2,500	2,500
Total current liabilities	258,048	246,839
Other non-current liabilities	46,389	42,047
Long-term debt	322,316	292,811
Total liabilities	626,753	581,697
Commitments and Contingencies (Note 11)
Partners’ equity:
General Partner	—	—
Common unitholders - Public (11,502,467 and 11,500,000 units issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	24,274	33,438
Common unitholders - Alon Energy (51,000,000 units issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	107,672	148,288
Total partners’ equity	131,946	181,726
Total liabilities and partners' equity	$758,699	$763,423

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per unit data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		Predecessor		Predecessor
Net sales (1)	$881,902	$943,148	$2,551,763	$2,651,191
Operating costs and expenses:
Cost of sales	844,423	765,538	2,261,948	2,225,702
Direct operating expenses	26,281	25,480	84,017	73,223
Selling, general and administrative expenses	4,134	10,316	16,864	18,070
Depreciation and amortization	10,975	11,573	34,282	34,963
Total operating costs and expenses	885,813	812,907	2,397,111	2,351,958
Loss on disposition of assets	(21)	—	(21)	—
Operating income (loss)	(3,932)	130,241	154,631	299,233
Interest expense	(12,127)	(4,313)	(30,489)	(15,070)
Interest expense - related parties	—	(4,457)	—	(12,990)
Other income (loss), net	—	(6)	18	11
Income (loss) before state income tax expense	(16,059)	121,465	124,160	271,184
State income tax expense	61	1,098	1,434	2,518
Net income (loss)	$(16,120)	$120,367	$122,726	$268,666
Earnings (loss) per unit	$(0.26)		$1.96
Weighted average common units outstanding (in thousands)	62,502		62,502
___________

(1)	Includes sales to related parties of $164,338 and $151,682 for the three months and $462,280 and $450,416 for the nine months ended September 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2013	2012
		Predecessor
Cash flows from operating activities:
Net income	$122,726	$268,666
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	34,282	34,963
Loss on disposition of assets	21	—
Non-cash interest on subordinated debt - related parties	—	12,990
Amortization of debt issuance costs	1,488	1,455
Amortization of original issuance discount	380	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	5,519	(14,282)
Accounts and other receivables, net - related parties	(93)	(1,930)
Inventories	(19,165)	(25,610)
Prepaid expenses and other current assets	(774)	(1,082)
Other assets	(216)	(1,058)
Accounts payable	5,674	82,510
Accrued liabilities	5,535	381
Other non-current liabilities	4,342	6,613
Net cash provided by operating activities	159,719	363,616
Cash flows from investing activities:
Capital expenditures	(16,634)	(17,328)
Capital expenditures for turnarounds and catalysts	(5,024)	(8,127)
Net cash used in investing activities	(21,658)	(25,455)
Cash flows from financing activities:
Distributions paid to unitholders	(31,746)	—
Distributions paid to unitholders - Alon Energy	(140,760)	—
Net cash payments to partner - Alon Energy	—	(326,120)
Deferred debt issuance costs	(205)	(2,572)
Revolving credit facility, net	31,000	(116,000)
Payments on long-term debt	(1,875)	—
Net cash used in financing activities	(143,586)	(444,692)
Net decrease in cash and cash equivalents	(5,525)	(106,531)
Cash and cash equivalents, beginning of period	66,001	135,945
Cash and cash equivalents, end of period	$60,476	$29,414
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$29,538	$14,188
Cash paid for income tax	$1,434	$2,597

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

(1)	Basis of Presentation
As used in this report, the terms "Alon" or the "Partnership" refer to Alon USA Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole. References in this report to "Alon Energy" refer collectively to Alon USA Energy, Inc. and any of its subsidiaries other than Alon USA Partners, LP, its subsidiaries and its general partner. The information presented in this Quarterly Report on Form 10-Q contains the unaudited combined financial results of Alon USA Partners, LP Predecessor ("Predecessor"), our predecessor for accounting purposes, for the three and nine months ended September 30, 2012. The unaudited consolidated financial results for the three and nine months ended September 30, 2013 include the results of operations for the Partnership. The balance sheets as of September 30, 2013 and December 31, 2012 present solely the consolidated financial position of the Partnership.
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
The carrying amounts of Alon’s cash and cash equivalents, receivables, payables and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The reported amounts of long-term debt approximate fair value. Derivative financial instruments are carried at fair value, which is based on quoted market prices. Derivative instruments are the only financial assets and liabilities measured at fair value on a recurring basis.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at September 30, 2013 and December 31, 2012:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
As of September 30, 2013
Liabilities:
Commodity contracts (futures and forwards)	$44	$—	$—	$44
Fair value hedge	—	4,157	—	4,157

As of December 31, 2012
Assets:
Commodity contracts (futures and forwards)	$2,365	$—	$—	$2,365
Liabilities:
Fair value hedge	—	327	—	327

(3)	Derivative Financial Instruments
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
Fair Value Hedge
Fair value hedges are used to hedge price volatility in certain refining inventories and firm commitments to purchase inventories. The level of activity for fair value hedges is based on the level of operating inventories. The gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized currently in earnings in the same period.
As of September 30, 2013, Alon has accounted for certain commodity contracts as fair value hedges with contract purchase volumes of 333 thousand barrels of crude oil with remaining contract terms through May 2019.
The following table presents the effect of derivative instruments on the consolidated statements of financial position:

	As of September 30, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$1,395	Accrued liabilities	$(1,439)
Total derivatives not designated as hedging instruments		$1,395		$(1,439)

Derivatives designated as hedging instruments:
Fair value hedge		$—	Other non-current liabilities	$(4,157)
Total derivatives designated as hedging instruments		—		(4,157)
Total derivatives		$1,395		$(5,596)

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

	As of December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$2,365		$—
Total derivatives not designated as hedging instruments		$2,365		$—

Derivatives designated as hedging instruments:
Fair value hedge		$—	Other non-current liabilities	$(327)
Total derivatives designated as hedging instruments		—		(327)
Total derivatives		$2,365		$(327)
The following tables present the effect of derivative instruments on Alon’s consolidated statements of operations:
Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	Location	2013	2012	2013	2012
			Predecessor		Predecessor
Fair value hedge	Cost of sales	$(2,232)	$(591)	$(3,830)	$(591)
Total derivatives		$(2,232)	$(591)	$(3,830)	$(591)
Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	Location	2013	2012	2013	2012
			Predecessor		Predecessor
Commodity contracts (futures & forwards)	Cost of sales	$(2,091)	$7,270	$4,559	$12,446
Commodity contracts (swaps) (a)	Cost of sales	—	—	—	(13,951)
Total derivatives		$(2,091)	$7,270	$4,559	$(1,505)
__________

(a)	Related to derivative transactions with a related party.

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
The following table presents offsetting information regarding Alon's derivatives by type of transaction as of September 30, 2013 and December 31, 2012:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of September 30, 2013
Commodity Derivative Assets:
Futures & forwards	$1,395	$—	$1,395	$(1,395)	$—	$—
Commodity Derivative Liabilities:
Futures & forwards	(1,439)	—	(1,439)	1,395	—	(44)

As of December 31, 2012
Commodity Derivative Assets:
Futures & forwards	$2,365	$—	$2,365	$—	$—	$2,365
Compliance Program Price Risk
Alon is exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory programs. The most significant programs impacting operations are those that require Alon to blend biofuels into the products produced. Alon is obligated to blend biofuels into the products produced at a rate that is at least equal to the required annual quotas. To the degree Alon is unable to blend at the applicable rate, biofuel credits (primarily RINs) must be purchased to cover this deficit. Alon is exposed to the volatility in the market price of these credits, and Alon manages that risk by purchasing biofuel credits when prices are deemed favorable utilizing fixed price purchase contracts. Some of these contracts are derivative instruments; however, Alon elects the normal purchase and sale exception and does not record these contracts at their fair values.
The cost of meeting Alon's obligations under these compliance programs was $1,178 and $9,194 for the three and nine months ended September 30, 2013, respectively. These amounts are reflected in cost of sales.

(4)	Inventories
Alon's inventories (including inventory consigned to others) are stated at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) method for crude oil, refined products and blendstock inventories. Materials and supplies are stated at average cost.
Carrying value of inventories consisted of the following:

	September 30, 2013	December 31, 2012
Crude oil, refined products and blendstocks	$41,247	$24,661
Crude oil inventory consigned to others	25,232	23,086
Materials and supplies	9,720	9,287
Total inventories	$76,199	$57,034
Market values of crude oil, refined products and blendstock inventories exceeded LIFO costs by $28,046 and $12,477 at September 30, 2013 and December 31, 2012, respectively.

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
At September 30, 2013 and December 31, 2012, Alon had net current payables of $5,307 and $16,038 for sales and purchases to J. Aron, respectively, non-current liabilities related to the original financing of $35,672 and $31,842, respectively, and a consignment inventory receivable representing a deposit paid to J. Aron of $6,290 and $6,290, respectively.
Additionally, Alon had current payables of $1,439 and current receivables of $4,136 at September 30, 2013 and December 31, 2012, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

(6)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	September 30, 2013	December 31, 2012
Refining facilities	$668,362	$652,910
Less: Accumulated depreciation	(195,503)	(169,849)
Property, plant and equipment, net	$472,859	$483,061

(7)	Additional Financial Information
The tables that follow provide additional financial information related to the consolidated financial statements:

(a)	Other Assets, Net

	September 30, 2013	December 31, 2012
Deferred debt issuance costs	$8,166	$9,449
Receivable from supply agreement	6,290	6,290
Deferred turnaround and chemical catalyst cost	5,418	7,622
Other	8,437	8,460
Total other assets	$28,311	$31,821

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(b)	Accrued Liabilities and Other Non-Current Liabilities

	September 30, 2013	December 31, 2012
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$20,525	$28,112
Accrued finance charges	1,350	1,927
Environmental accrual (Note 11)	831	831
Commodity contracts	1,439	—
Environmental compliance obligation	17,604	—
Other	6,004	11,348
Total accrued liabilities	$47,753	$42,218

Other Non-Current Liabilities:
Consignment inventory	$35,672	$31,842
Environmental accrual (Note 11)	5,966	5,516
Asset retirement obligations	1,952	1,890
Other	2,799	2,799
Total other non-current liabilities	$46,389	$42,047

(8)	Indebtedness
Debt consisted of the following:

	September 30, 2013	December 31, 2012
Term loan credit facility	$244,816	$246,311
Revolving credit facility	80,000	49,000
Total debt	324,816	295,311
Less: Current portion	(2,500)	(2,500)
Total long-term debt	$322,316	$292,811
Outstanding letters of credit under the revolving credit facility were $88,672 and $58,759 at September 30, 2013 and December 31, 2012, respectively.
Alon's revolving credit facility contains certain restrictive covenants, including maintenance financial covenants. At September 30, 2013, Alon was in compliance with these maintenance financial covenants.

(9)	Partners' Equity (unit values in dollars)
Cash Distributions. Alon has adopted a policy pursuant to which it will distribute all of the available cash it generates each quarter, as defined in the partnership agreement and subject to the approval of the board of directors of the General Partner. The per unit amount of available cash to be distributed each quarter, if any, will be distributed within 60 days following the end of such quarter.
During the nine months ended September 30, 2013, Alon paid the following cash distributions:

Date Paid	Distribution Amount Per Unit	Total Distribution Amount
March 1, 2013	$0.57	$35,626
May 15, 2013	$1.48	$92,503
August 23, 2013	$0.71	$44,377
Restricted Units. During the nine months ended September 30, 2013, Alon granted awards totaling 2,467 restricted common units at an average grant date price of $20.27 per unit to non-employee directors of the General Partner. The restricted common units granted to the non-employee directors vest over a period of three years, assuming continued service at vesting.

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
Alon is a subsidiary of Alon Energy and is operated as a component of the integrated operations of Alon Energy and its other subsidiaries. As such, the executive officers of Alon Energy, who are employed by another subsidiary of Alon Energy, also serve as executive officers of the General Partner and Alon Energy's other subsidiaries. Alon Energy performs general corporate and administrative services and functions for Alon and Alon Energy's other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing and internal audit services. Alon Energy allocates the expenses actually incurred in performing these services to Alon and to its other subsidiaries based primarily on the estimated amount of time the individuals performing such services devote to Alon's business affairs relative to the amount of time they devote to the business affairs of Alon Energy's other subsidiaries. The management of Alon Energy and the General Partner consider these allocations to be reasonable. Alon records the amount of such allocations to its consolidated financial statements as selling, general and administrative expenses. Alon's share of Alon Energy's selling, general and administrative expenses were $2,124 and $3,519, for the three months ended September 30, 2013 and 2012, respectively, and $8,568 and $10,298 for the nine months ended September 30, 2013 and 2012, respectively.

(b)	Labor Costs
Alon has no employees and, as a result, actual employee expense costs for Alon Energy employees working in Alon's operations have been allocated and recorded as payroll expense and included in direct operating expenses and selling, general and administrative expenses within the consolidated statements of operations. Alon's share of Alon Energy's employee expense costs included in direct operating expenses were $6,211 and $5,762 for the three months ended September 30, 2013 and 2012, respectively, and $18,169 and $17,167 for the nine months ended September 30, 2013 and 2012, respectively.

(c)	Insurance Costs
Insurance costs related to the Big Spring refinery and wholesale marketing operations are allocated to Alon by Alon Energy based on estimated insurance premiums on a stand-alone basis relative to Alon Energy's total insurance premium. Insurance costs included in direct operating expenses was $3,038 and $2,642 for the three months ended September 30, 2013 and 2012, respectively, and $8,300 and $7,804 for the nine months ended September 30, 2013 and 2012, respectively.
Distributions
On March 1, 2013, the Partnership paid a cash distribution for the period of November 27, 2012 through and including December 31, 2012 of $35,626, of which $29,070 was paid to Alon Energy. On May 15, 2013, the Partnership paid a cash distribution for the period of January 1, 2013 through and including March 31, 2013 of $92,503, of which $75,480 was paid to Alon Energy. On August 23, 2013, the Partnership paid a cash distribution for the period of April 1, 2013 through and including June 30, 2013 of $44,377, of which $36,210 was paid to Alon Energy.
During the nine months ended September 30, 2012, the Predecessor made net cash payments to Alon Energy of $326,120.

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
Alon has accrued environmental remediation obligations of $6,797 ($831 accrued liability and $5,966 non-current liability) at September 30, 2013, and $6,347 ($831 accrued liability and $5,516 non-current liability) at December 31, 2012.

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
Third Quarter Operational and Financial Highlights
Operating loss for the third quarter of 2013 was $3.9 million, compared to operating income of $130.2 million in the same period last year. Our operational and financial highlights for the third quarter of 2013 include the following:

•
Big Spring refinery throughput for the third quarter of 2013 averaged 63,090 bpd compared to 69,563 bpd for the third quarter of 2012. The reduced throughput rate for the third quarter of 2013 was primarily due to unplanned downtime.

•
Operating margin at the Big Spring refinery was $6.46 per barrel for the third quarter of 2013 compared to $27.75 per barrel for the same period in 2012. This decrease in operating margin is primarily due to lower Gulf Coast 3/2/1 crack spreads and a narrowing of the WTI to WTS spread.

•
The average Gulf Coast 3/2/1 crack spread was $14.23 per barrel for the third quarter of 2013 compared to $31.76 per barrel for the third quarter of 2012. The average WTI to WTS spread for the third quarter of 2013 was $0.08 per barrel compared to $3.70 per barrel for the same period in 2012.

•
Beginning in 2013, we became subject to the Renewable Fuel Standards requirement to begin blending biofuels in the products we produce and to the degree we are unable to blend at percentages required under these various governmental and regulatory programs, we must purchase biofuel credits to comply with these programs. RINs costs for the third quarter of 2013 were $1.2 million.

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
Factors Affecting Comparability
Our financial condition and operating results over the nine months ended September 30, 2013 and 2012, have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Maintenance and Reduced Crude Oil Throughput
During the nine months ended September 30, 2013, the Big Spring refinery was impacted by unplanned downtime.
Renewable Fuel Standard
RINs costs for the three and nine months ended September 30, 2013 were $1.2 million and $9.2 million, respectively. We were not subject to the Renewable Fuel Standard requirements in 2012.

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

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for the three and nine months ended September 30, 2013 and 2012. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2012 is unaudited.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		Predecessor		Predecessor
	(dollars in thousands, except per unit data, per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA: (A)
Net sales (1)	$881,902	$943,148	$2,551,763	$2,651,191
Operating costs and expenses:
Cost of sales	844,423	765,538	2,261,948	2,225,702
Direct operating expenses	26,281	25,480	84,017	73,223
Selling, general and administrative expenses	4,134	10,316	16,864	18,070
Depreciation and amortization	10,975	11,573	34,282	34,963
Total operating costs and expenses	885,813	812,907	2,397,111	2,351,958
Loss on disposition of assets	(21)	—	(21)	—
Operating income (loss)	(3,932)	130,241	154,631	299,233
Interest expense	(12,127)	(4,313)	(30,489)	(15,070)
Interest expense - related parties	—	(4,457)	—	(12,990)
Other income (loss), net	—	(6)	18	11
Income (loss) before state income tax expense	(16,059)	121,465	124,160	271,184
State income tax expense	61	1,098	1,434	2,518
Net income (loss)	$(16,120)	$120,367	$122,726	$268,666
Earnings (loss) per unit	$(0.26)		$1.96
Weighted average common units outstanding (in thousands)	62,502		62,502
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$6,476	$176,473	$159,719	$363,616
Investing activities	(7,682)	(6,351)	(21,658)	(25,455)
Financing activities	34,998	(182,406)	(143,586)	(444,692)
OTHER DATA:
Adjusted EBITDA (2)	$7,064	$141,808	$188,952	$334,207
Capital expenditures	7,477	6,286	16,634	17,328
Capital expenditures for turnaround and chemical catalyst	205	65	5,024	8,127
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (3)	$6.46	$27.75	$16.35	$22.88
Refinery direct operating expense (4)	4.53	3.92	4.74	3.92
PRICING STATISTICS:
Crack spreads (per barrel):
Gulf Coast (WTI) 3/2/1	$14.23	$31.76	$21.21	$27.54
WTI crude oil (per barrel)	$105.82	$92.09	$98.14	$96.17
Crude oil differentials (per barrel):
WTI less WTS	$0.08	$3.70	$3.91	$3.74
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.78	$2.89	$2.77	$2.89
Gulf Coast ultra-low sulfur diesel	3.02	3.07	2.99	3.06
Natural gas (per MMBtu)	3.56	2.89	3.69	2.58

	September 30, 2013	December 31, 2012
BALANCE SHEET DATA (end of period):	(dollars in thousands)
Cash and cash equivalents	$60,476	$66,001
Working capital	(519)	1,702
Total assets	758,699	763,423
Total debt	324,816	295,311
Total partners' equity	131,946	181,726

THROUGHPUT AND PRODUCTION DATA:	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2013		2012		2013		2012
			Predecessor				Predecessor
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTS crude	36,340	57.6	52,108	74.9	45,029	69.3	53,297	78.6
WTI crude	25,169	39.9	15,398	22.1	18,016	27.8	12,790	18.8
Blendstocks	1,581	2.5	2,057	3.0	1,865	2.9	1,797	2.6
Total refinery throughput (5)	63,090	100.0	69,563	100.0	64,910	100.0	67,884	100.0
Refinery production:
Gasoline	30,861	49.2	34,918	50.3	31,905	49.4	33,653	49.6
Diesel/jet	20,999	33.4	23,215	33.5	21,688	33.5	22,234	32.8
Asphalt	3,312	5.3	4,148	6.0	3,708	5.7	4,241	6.3
Petrochemicals	3,599	5.7	4,040	5.8	3,984	6.2	4,005	5.9
Other	4,045	6.4	3,045	4.4	3,371	5.2	3,627	5.4
Total refinery production (6)	62,816	100.0	69,366	100.0	64,656	100.0	67,760	100.0
Refinery utilization (7)		87.9%		96.4%		93.8%		97.3%

(A)
Earnings (loss) per unit information is not presented for the three and nine months ended September 30, 2012 as there was no common equity or potential common equity publicly traded during that period and therefore is not required by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") topic 260, Earnings per share.

_____________________

(1)
Includes sales to related parties of $164,338 and $151,682 for the three months ended September 30, 2013 and 2012, respectively, and $462,280 and $450,416 for the nine months ended September 30, 2013 and 2012, respectively.

(2)
Adjusted EBITDA represents earnings before state income tax expense, interest expense, depreciation and amortization and loss on disposition of assets. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of state income tax expense, interest expense, loss on disposition of assets and the accounting effects of capital expenditures and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.

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
The following table reconciles net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2013 and 2012, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		Predecessor		Predecessor
	(dollars in thousands)
Net income (loss)	$(16,120)	$120,367	$122,726	$268,666
State income tax expense	61	1,098	1,434	2,518
Interest expense	12,127	4,313	30,489	15,070
Interest expense - related parties	—	4,457	—	12,990
Depreciation and amortization	10,975	11,573	34,282	34,963
Loss on disposition of assets	21	—	21	—
Adjusted EBITDA	$7,064	$141,808	$188,952	$334,207

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

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Net Sales. Net sales for the three months ended September 30, 2013 were $881.9 million, compared to $943.1 million for the three months ended September 30, 2012, a decrease of $61.2 million. This decrease was primarily due to lower refinery throughput and lower refined product prices in the three months ended September 30, 2013 compared to the same period last year. Refinery throughput for the three months ended September 30, 2013 was 63,090 bpd compared to 69,563 bpd for the three months ended September 30, 2012, a decrease of 9.3%. The reduced throughput rate for the three months ended September 30, 2013 was primarily due to unplanned downtime. The average per gallon price of Gulf Coast gasoline for the three months ended September 30, 2013 decreased $0.11, or 3.8%, to $2.78, compared to $2.89 for the three months ended September 30, 2012. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended September 30, 2013 decreased $0.05, or 1.6%, to $3.02, compared to $3.07 for the three months ended September 30, 2012.
Cost of Sales. Cost of sales for the three months ended September 30, 2013 were $844.4 million, compared to $765.5 million for the three months ended September 30, 2012, an increase of $78.9 million. This increase was primarily due to higher crude oil prices, partially offset by lower refinery throughput. The average price of WTI for the three months ended September 30, 2013 was $105.82, which was $13.73, or 14.9%, higher than the $92.09 per barrel average for the three months ended September 30, 2012. Additionally, the average price of WTS was higher as the differential to WTI narrowed to $0.08 per barrel, a decrease of 97.8%, for the three months ended September 30, 2013 compared to $3.70 per barrel for the three months ended September 30, 2012.
Direct Operating Expenses. Direct operating expenses for the three months ended September 30, 2013 were $26.3 million, compared to $25.5 million for the three months ended September 30, 2012, an increase of $0.8 million, or 3.1%. This increase was primarily due to higher insurance costs and property taxes.
Selling, General and Administrative Expenses. SG&A expenses for the three months ended September 30, 2013 were $4.1 million, compared to $10.3 million for the three months ended September 30, 2012, a decrease of $6.2 million, or 60.2%, primarily due to lower employee related costs.
Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2013 was $11.0 million, compared to $11.6 million for the three months ended September 30, 2012, a decrease of $0.6 million, or 5.2%.
Operating Income (Loss). Operating loss for the three months ended September 30, 2013 was $3.9 million, compared to operating income of $130.2 million for the three months ended September 30, 2012, a decrease of $134.1 million. This decrease was primarily due to lower refinery margins resulting from decreased Gulf Coast (WTI) 3/2/1 crack spreads, a narrowing WTI to WTS spread and unplanned downtime at the refinery. Refinery operating margin was $6.46 per barrel for the three months ended September 30, 2013, compared to $27.75 per barrel for the three months ended September 30, 2012. The average Gulf Coast (WTI) 3/2/1 crack spread decreased to $14.23 per barrel for the three months ended September 30, 2013, compared to $31.76 per barrel for the three months ended September 30, 2012. Additionally, the WTI to WTS spread narrowed for the three months ended September 30, 2013 to $0.08 per barrel compared to $3.70 per barrel for the three months ended September 30, 2012. Also impacting operating income and refinery operating margin was approximately $1.2 million of costs associated with the RINs obligation for the three months ended September 30, 2013.
Interest Expense. Interest expense for the three months ended September 30, 2013 was $12.1 million, compared to total interest expense of $8.8 million, including interest expense to related parties, for the three months ended September 30, 2012, an increase of $3.3 million. This increase was primarily due to higher financing costs associated with crude oil purchases and higher bank fees.
Net Income (Loss). Net loss for the three months ended September 30, 2013 was $16.1 million, compared to net income of $120.4 million for the three months ended September 30, 2012, a decrease of $136.5 million. This decrease was attributable to the factors discussed above.
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Net Sales. Net sales for the nine months ended September 30, 2013 were $2,551.8 million, compared to $2,651.2 million for the nine months ended September 30, 2012, a decrease of $99.4 million. This decrease was due to lower refinery throughput and lower refined product prices. Refinery throughput for the nine months ended September 30, 2013 was 64,910 bpd compared to 67,884 bpd for the nine months ended September 30, 2012, a decrease of 4.4%. The average per gallon price of Gulf Coast gasoline for the nine months ended September 30, 2013 decreased $0.12, or 4.2%, to $2.77, compared to $2.89 for the nine months ended September 30, 2012. The average per gallon price of Gulf Coast ultra low-sulfur diesel for the nine months ended September 30, 2013 decreased $0.07, or 2.3%, to $2.99, compared to $3.06 for the nine months ended September 30, 2012.
Cost of Sales. Cost of sales were $2,261.9 million for the nine months ended September 30, 2013, compared to $2,225.7 million for the nine months ended September 30, 2012, an increase of $36.2 million. This increase was primarily due to an increase in crude oil prices, partially offset by decreased refinery throughput. The average price of WTI increased 2.0% to $98.14 per barrel for the nine months ended September 30, 2013 from $96.17 per barrel for the nine months ended September 30, 2012.
Direct Operating Expenses. Direct operating expenses for the nine months ended September 30, 2013 were $84.0 million, compared to $73.2 million for the nine months ended September 30, 2012, an increase of $10.8 million, or 14.8%. This increase was primarily due to higher major maintenance costs, property tax expenses and higher natural gas costs for the nine months ended September 30, 2013.
Selling, General and Administrative Expenses. SG&A expenses for the nine months ended September 30, 2013 were $16.9 million, compared to $18.1 million for the nine months ended September 30, 2012, a decrease of $1.2 million, or 6.6%. This decrease was primarily due to lower employee related costs for the nine months ended September 30, 2013.
Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2013 was $34.3 million, compared to $35.0 million for the nine months ended September 30, 2012, a decrease of $0.7 million.
Operating Income. Operating income was $154.6 million for the nine months ended September 30, 2013, compared to $299.2 million for the nine months ended September 30, 2012, a decrease of $144.6 million. This decrease was primarily due to lower refinery margins and higher direct operating expenses. Refinery operating margin was $16.35 per barrel for the nine months ended September 30, 2013, compared to $22.88 per barrel for the nine months ended September 30, 2012. This decrease in operating margin was primarily due to lower Gulf Coast (WTI) 3/2/1 crack spreads partially offset by a widening of the WTI to WTS spread. The average Gulf Coast (WTI) 3/2/1 crack spread decreased 23.0% to $21.21 per barrel for the nine months ended September 30, 2013, compared to $27.54 per barrel for the nine months ended September 30, 2012. The WTI to WTS spread widened 4.5% to $3.91 per barrel for the nine months ended September 30, 2013, compared to $3.74 per barrel for the nine months ended September 30, 2012. Also impacting operating income and refinery operating margin was approximately $9.2 million of costs associated with the RINs obligation for the nine months ended September 30, 2013.
Interest Expense. Interest expense was $30.5 million for the nine months ended September 30, 2013, compared to total interest expense of $28.1 million, including interest expense to related parties, for the nine months ended September 30, 2012, an increase of $2.4 million. This increase was primarily due to higher financing costs associated with crude oil purchases.
Net Income. Net income for the nine months ended September 30, 2013 was $122.7 million, compared to $268.7 million for the nine months ended September 30, 2012, a decrease of $146.0 million. This decrease was attributable to the factors discussed above.
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

Cash Flows
The following table sets forth our consolidated cash flows for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended
	September 30,
	2013	2012
		Predecessor
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$159,719	$363,616
Investing activities	(21,658)	(25,455)
Financing activities	(143,586)	(444,692)
Net decrease in cash and cash equivalents	$(5,525)	$(106,531)
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $159.7 million during the nine months ended September 30, 2013 compared to $363.6 million during the nine months ended September 30, 2012. The reduction in net cash provided by operating activities of $203.9 million was primarily attributable to lower net income after adjusting for non-cash items of $159.2 million and lower cash on reduction of accounts payable and accrued liabilities of $71.7 million, partially offset by higher cash collected on accounts receivables of $21.6 million and lower cash used on reduction of inventories of $6.4 million.
Cash Flows Used In Investing Activities
Net cash used in investing activities was $21.7 million during the nine months ended September 30, 2013 compared to $25.5 million during the nine months ended September 30, 2012. The reduction in net cash used in investing activities of $3.8 million was primarily due to a decrease in capital expenditures and capital expenditures for turnarounds and catalysts.
Cash Flows Used In Financing Activities
Net cash used in financing activities was $143.6 million during the nine months ended September 30, 2013 compared to $444.7 million during the nine months ended September 30, 2012. The reduction in net cash used in financing activities of $301.1 million was primarily attributable to lower net payments to equity holders of $153.6 million as well as increased borrowings on our revolving credit facility of $147.0 million.
Indebtedness
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
The Revolving Credit Facility contains certain restrictive covenants, including maintenance financial covenants. At September 30, 2013, we were in compliance with these maintenance financial covenants.
Borrowings of $80.0 million and $49.0 million were outstanding under the Revolving Credit Facility at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, outstanding letters of credit under the Revolving Credit Facility were $88.7 million and $58.8 million, respectively.
Capital Spending
Each year the Board of Directors of our General Partner approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our total capital expenditure and turnaround/chemical catalyst plan for 2013 is $39.9 million. Approximately $21.7 million has been spent during the nine months ended September 30, 2013.
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
We maintain inventories of crude oil, refined products and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of September 30, 2013, we held approximately 0.8 million barrels of crude oil and refined product inventories valued under the LIFO valuation method. Market value exceeded carrying value of LIFO costs by $28.0 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $0.8 million.
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
The following table provides information about our derivative commodity instruments as of September 30, 2013:

Description	Contract Volume	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	(barrels)	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Crude)	248,662	$106.52	$—	$26,489	$25,384	$(1,105)
Forwards-short (Gasoline)	(34,581)	—	113.55	(3,927)	(3,783)	144
Forwards-long (Distillate)	25,815	129.43	—	3,341	3,246	(95)
Forwards-short (Jet)	(13,371)	—	125.30	(1,675)	(1,600)	75
Forwards-long (Slurry)	3,884	93.58	—	363	362	(1)
Forwards-long (Catfeed)	142,026	113.32	—	16,094	15,523	(571)
Forwards-short (Slop)	(4,577)	—	96.24	(440)	(422)	18
Forwards-short (Propane)	(43,956)	—	44.19	(1,942)	(1,846)	96
Futures-short (Crude)	(372,000)	—	103.55	(38,520)	(38,067)	453
Futures-short (Gasoline)	(165,000)	—	113.72	(18,764)	(18,213)	551
Futures-short (Distillate)	(60,000)	—	131.32	(7,879)	(7,488)	391
Interest Rate Risk
As of September 30, 2013, our outstanding debt balance of approximately $328.1 million, excluding discounts, was subject to floating interest rates. Approximately $248.1 million was charged interest at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00% and approximately $80.0 million was charged interest at the Eurodollar rate plus 3.5%, subject to a minimum interest rate of 4.0%.
An increase of 1% in the Eurodollar rate on indebtedness would result in an increase in our interest expense of approximately $0.5 million per year.

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
101
The following financial information from Alon USA Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Partners, LP
		By:	Alon USA Partners GP, LLC
its general partner

Date:	November 8, 2013	By:	/s/ David Wiessman
David Wiessman
Executive Chairman of the Board

Date:	November 8, 2013	By:	/s/ Paul Eisman
Paul Eisman
President, Chief Executive Officer and Director

Date:	November 8, 2013	By:	/s/ Shai Even
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
101
The following financial information from Alon USA Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements.