Form 10-K
period 2013-12-31
Alon USA Partners, LP
filed 2014-03-13
CIK 1556766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value for the registrant’s common stock held by non-affiliates as of June 30, 2013, the last day of the registrant’s most recently completed second fiscal quarter was $273,700,000.
The number of the Registrant’s common limited partner units outstanding as of March 1, 2014, was 62,502,467.

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
Company Overview
In this Annual Report, the words “Alon,” the “Partnership,” “we,” “us” and “our” or like terms refer to the businesses of Alon USA Partners, LP, a Delaware limited partnership, and its subsidiaries. References in this Annual Report to our “general partner” refer to Alon USA Partners GP, LLC, a Delaware limited liability company and the general partner of the Partnership. Unless the context otherwise requires, references in this Annual Report to “Alon Energy” refer to Alon USA Energy, Inc., our parent company and the owner of our general partner, and its consolidated subsidiaries other than us.
On November 26, 2012, the Partnership completed its initial public offering (the “Offering”) of 11,500,000 common units representing limited partner interests. After completion of the Offering, Alon Energy contributed to the Partnership its equity interests in Alon USA, LP and Alon USA Refining, Inc. Prior to completion of the Offering, the assets, liabilities and results of operations of the aforementioned assets related to Alon USA Partners, LP Predecessor (“Predecessor”).
We are a limited partnership formed in August 2012 and engaged principally in the business of operating a crude oil refinery in Big Spring, Texas with total throughput capacity of approximately 70,000 barrels per day (“bpd”), which we refer to as our Big Spring refinery. We refine crude oil into finished products, which we market primarily in West and Central Texas, Oklahoma, New Mexico and Arizona through our wholesale distribution network to both Alon Energy’s retail convenience stores and other third-party distributors. Our principal executive offices are located at 12700 Park Central Drive, Suite 1600, Dallas, Texas 75251, and our telephone number is (972) 367-3600. Our website can be found at www.alonpartners.com.
Our common units representing limited partner interests trade on the New York Stock Exchange under the trading symbol “ALDW.” We are managed and operated by the board of directors and executive officers of our general partner, an indirect subsidiary of Alon Energy. Our general partner manages our operations and activities subject to the terms and conditions specified in our partnership agreement. Alon Energy owns, directly or indirectly, 81.6% of our outstanding common limited partner units. The operations of our general partner in its capacity as general partner are managed by its board of directors. As a result of owning our general partner, Alon Energy has the ability to appoint all of the members of the board of directors of our general partner, including all of our general partner’s independent directors.
Alon Energy is an independent refiner and marketer of petroleum products, operating primarily in the South Central, Southwestern and Western regions of the United States. In addition to its ownership of 81.6% of our outstanding common limited partner units, Alon Energy directly owns crude oil refineries in Louisiana and California, with an aggregate crude oil throughput capacity of approximately 144,000 barrels per day. Alon Energy is a leading marketer of asphalt, which it distributes through its asphalt terminals located predominately in the Western United States. Alon Energy is the largest 7-Eleven licensee in the United States and operates approximately 300 convenience stores in Texas and New Mexico.
Alon Israel Oil Company, Ltd. (“Alon Israel”) owns a majority of Alon Energy’s outstanding common stock. Alon Israel, an Israeli limited liability company, is the largest services and trade company in Israel. Alon Israel entered the gasoline marketing and convenience store business in Israel in 1989 and has grown to become a leading marketer of petroleum products and one of the largest operators of retail gasoline and convenience stores in Israel. Alon Israel is a controlling shareholder of Alon Holdings Blue Square-Israel Ltd. (“Blue Square”), a leading retailer in Israel, which is listed on the New York Stock Exchange and the Tel Aviv Stock Exchange, and Blue Square is a controlling shareholder of Dor-Alon Energy in Israel (1988) Ltd. (“Dor-Alon”), a leading Israeli marketer, developer and operator of gas stations and shopping centers, which is listed on the Tel Aviv Stock Exchange.

We file annual, quarterly and current reports, and file or furnish other information, with the Securities Exchange Commission (“SEC”). Our SEC filings are available to the public at the SEC’s website at www.sec.gov. In addition, we make our SEC filings available free of charge through our website at www.alonpartners.com as soon as reasonably practicable after we file or furnish such material with the SEC. We will provide copies of our filings free of charge to our unitholders upon request to Alon USA Partners, LP, Attention: Investor Relations, 12700 Park Central Drive, Suite 1600, Dallas, Texas 75251. We have also made the following documents available free of charge through our website at www.alonpartners.com:

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
Our Big Spring refinery has a Nelson complexity rating of 10.2. Our refinery’s complexity allows us the flexibility to process a variety of crudes into higher-value refined products. Our Big Spring refinery has the capability to process substantial volumes of less expensive high-sulfur, or sour, crude oils to produce a high percentage of light, high-value refined products. All of the crude oil processed at our refinery is West Texas crude oil based on Midland pricing, which has typically traded at a discount to Cushing pricing.
Our Big Spring refinery produces ultra-low sulfur gasoline, ultra-low sulfur diesel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt and other petroleum products. This refinery typically converts approximately 90% of its feedstock into finished products such as gasoline, diesel, jet fuel and petrochemicals, with the remaining 10% primarily converted to asphalt and liquefied petroleum gas.
Raw Material Supply
West Texas crude oil has typically accounted for all of our crude oil input at the Big Spring refinery, of which 67.9% was West Texas Sour (“WTS”) crude oil and 32.1% was West Texas Intermediate (“WTI”) crude oil during 2013. Our refinery is located in Howard County, Texas in the Permian Basin. It is the closest refinery to Midland, Texas, which is the largest origination terminal for West Texas crude oil. We believe the location and sour crude processing capability of our Big Spring refinery provide us strategic cost advantages for sourcing our crude oil requirements. Our close proximity to the Midland and Cushing markets allows us to source WTS and WTI crude oils, both of which typically trade at a considerable discount to imported waterborne crude oils, such as Brent. Our ability to purchase these less expensive crude oils provides us a cost advantage compared to refineries located on the U.S. Gulf Coast that utilize more expensive waterborne crude oils to produce the refined products they sell in our market area. In addition, our Big Spring refinery’s ability to process substantial volumes of WTS provides us with a further cost advantage. WTS has historically traded at a discount to WTI due to the cost associated with eliminating sulfur content from sour crude in the refining process. Because our Big Spring refinery is able to process substantial volumes of WTS, our overall feedstock costs are generally lower than those of refineries that are not capable of processing high volumes of WTS and therefore must utilize a greater percentage of sweeter, more expensive crudes such as WTI Cushing.
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
J. Aron and Company (“J. Aron”), through arrangements with various oil companies, currently supplies the majority of the Big Spring refinery's crude oil input materials.
Crude Oil Pipelines
We receive WTS crude oil and WTI crude oil primarily from regional common carrier pipelines. We also have the ability to access offshore domestic and foreign crude oils available on the Gulf Coast through the Amdel and White Oil pipelines when the economics for processing those crude oils are more favorable than processing locally-sourced crude oils. This combination of access to Permian Basin crude oil and foreign and offshore domestic crude oil from the Gulf Coast allows us to optimize our Big Spring refinery’s crude oil supply.
Permian Basin crude oil is delivered to our Big Spring refinery through the Mesa Interconnect pipeline which is connected to the Mesa pipeline system, a common carrier, and through our owned connection pipeline which is leased to Centurion Pipeline L.P. (“Centurion”) and connected to the Centurion pipeline system from Midland, Texas to Roberts Junction in Texas.
Refinery Production
Gasoline. In 2013, gasoline accounted for 50.4% of our Big Spring refinery’s production. We produce various grades of gasoline, ranging from 84 sub-octane regular unleaded to 91 octane premium unleaded. Gasoline currently produced at the Big Spring refinery complies with the U.S. Environmental Protection Agency’s (“EPA”) ultra-low sulfur gasoline standard of 30 parts per million (“ppm”).
Distillates. In 2013, diesel and jet fuel accounted for 33.5% of our Big Spring refinery’s production. All of the on-road specification diesel fuel we produce meets the EPA’s ultra-low sulfur diesel standard of 15 ppm. Our jet fuel production conforms to the JP-8 grade military specifications.
Asphalt. Asphalt accounted for 5.4% of our Big Spring refinery’s production in 2013. Our asphalt facilities are capable of producing up to 30 different product formulations, including both polymer modified asphalt (“PMA”) and ground tire rubber (“GTR”) asphalt. Asphalt produced at the Big Spring refinery is sold to a subsidiary of Alon Energy at prices substantially determined by reference to the cost of crude oil, which is intended to approximate bulk wholesale market prices.
Petrochemical Feedstocks and Other. We produce propane, propylene, certain aromatics, specialty solvents and benzene for use as petrochemical feedstocks, along with other by-products such as sulfur and carbon black oil. Our Big Spring refinery has sulfur processing capabilities of approximately two tons per thousand bpd of crude oil capacity, which is above the average for cracking refineries and aids in our ability to produce low sulfur motor fuels while processing significant amounts of sour crude oil.
Marketing
Branded Transportation Fuel Marketing. We sell 60.0% of the gasoline produced at our Big Spring refinery on a branded basis. We sell motor fuel under the Alon brand through various terminals to supply 640 locations, including the majority of Alon Energy’s 297 retail locations and other Alon-branded independent locations. For the year ended December 31, 2013, we sold 445.3 million gallons of branded motor fuel for distribution to Alon Energy’s retail convenience stores and other retail distribution outlets.
Each branded location is required to participate in our Clean Team brand excellence program and utilize our payment card processing services.  Under the Clean Team program, each branded location is graded quarterly by a third-party rating agency that specializes in convenience store assessment and reporting. Each location is graded on the physical appearance and condition of the store’s interior and exterior. The inspections also include evaluations of customer service provided by employees.
Unbranded Transportation Fuel Marketing. We presently sell a majority of the diesel fuel and 22.8% of the gasoline produced at our Big Spring refinery on an unbranded basis. For the year ended December 31, 2013, we sold over 20,081 bpd of our diesel fuel and gasoline production as unbranded fuels, which were largely sold through our physically integrated system.
Product Supply Sales. We sell transportation fuel production in excess of our branded and unbranded marketing needs through bulk sales and exchange channels. These bulk sales and exchange arrangements are entered into with various oil companies and traders and are transported through our product pipeline network or truck deliveries. Our petrochemical feedstock and other petroleum product production are sold to a wide customer base and are transported through truck and railcars.
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
Distribution Network and Distributor Arrangements. We sell motor fuel to Alon Energy’s retail locations and to 23 third-party distributors, who then supply and sell to retail outlets. The supply agreements we maintain with our distributors are generally for three-year terms and usually include 10-day payment terms and contain incentives and penalties based on the consistency of their purchases.
Alon Brand Sub-Licensing. We sub-license the Alon brand and provide payment card processing services, advertising programs and loyalty and other marketing programs to 30 distributors supplying 93 additional stores. In exchange for licensing fees, we license the Alon brand to distributors supplying geographic areas outside of our physically integrated system. This sub-licensing program allows us to expand the geographic footprint of the Alon brand, thereby increasing its recognition. Each sub-licensee is also required to participate in our Clean Team brand excellence program and utilize our payment card processing services.
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
Competition
The petroleum refining and marketing industry continues to be highly competitive. Our principal competitors include major independent refining and marketing companies such as Valero and Phillips 66. Our industry is also impacted by competition from integrated, multi-national oil companies, including ExxonMobil, Chevron and Royal Dutch Shell. Because of their diversity, integration of operations and larger capitalization, these major competitors may have greater financial support and diversity with a potential better ability to bear the economic risks, operating risks and volatile market conditions associated with the petroleum industry.
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
All of our crude oil and feedstocks are purchased from third-party sources, while some of our vertically integrated competitors have their own sources of crude oil that they may use to supply their refineries. However, our Big Spring refinery is in close proximity to Midland, Texas, which is the largest origination terminal for West Texas crude oil, which we believe provides us with transportation cost advantages over many of our regional competitors.
The markets for our refined products are generally supplied by a number of refiners, including large integrated oil companies or independent refiners. These larger companies typically have greater resources and may have greater flexibility in responding to volatile market conditions or absorbing market changes.

The principal competitive factors affecting our wholesale marketing business are price and quality of products, reliability and availability of supply and location of distribution points.
Government Regulation and Legislation
Environmental Controls and Expenditures
Our operations are subject to extensive and frequently changing federal, state, regional and local laws, regulations and ordinances relating to the protection of the environment, including those governing emissions or discharges to the air, water, and land, the handling and disposal of solid and hazardous waste and the remediation of contamination. We believe our operations are generally in substantial compliance with these requirements. Over the next several years our operations will have to meet new requirements being promulgated by the EPA and the states and jurisdictions in which we operate.
Fuels. The federal Clean Air Act and its implementing regulations require, among other things, significant reductions in the sulfur content in gasoline and diesel fuel. These regulations required most refineries to reduce the sulfur content in gasoline to 30 ppm and diesel to 15 ppm.
Gasoline and diesel produced at our Big Spring refinery currently meets the low sulfur gasoline and diesel fuel standards. In March 2014, the EPA announced final new “Tier 3” motor vehicle emission and fuel standards. Under the final rule, gasoline must contain no more than 10 ppm sulfur on an annual average basis beginning on January 1, 2017; however, approved small refineries have until January 1, 2020 to meet the standard. We believe that our Big Spring refinery satisfies the definition of a small refinery. We estimate that the capital expenditures to upgrade the ultra-low sulfur gasoline unit at our Big Spring refinery to meet these new required sulfur levels will be less than $10 million.
In 2007, the EPA adopted final rules to reduce the levels of benzene in gasoline on a nationwide basis. More specifically, beginning in 2011, refiners were required to meet an annual average gasoline benzene content standard of 0.62%, which may be achieved through the purchase of benzene credits, and that beginning on July 1, 2012, refiners were required to meet a maximum average gasoline benzene concentration of 1.30%, by volume on all gasoline produced, both reformulated and conventional and without benzene credits. Gasoline produced at our Big Spring refinery currently meets the standards established by the EPA.
We are subject to Renewable Fuel Standards 2 (“RFS2”) which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable identification number credits (“RINs”) in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. In August 2013, the EPA announced the final 2013 renewable fuel percentage standard, which raised the mandate from 9.6% to 9.74%. RINs costs for 2013 were $14.9 million for our Big Spring refinery, the first year we were subject to RFS2. The EPA has published the proposed volume mandates for 2014, which are generally lower than the volumes for 2013 and lower than statutory mandates.
Air Emissions. Conditions may develop that require additional capital expenditures at our Big Spring refinery and product terminals for compliance with the Federal Clean Air Act and other federal, state and local requirements. We cannot currently determine the amounts of such future expenditures.
Compliance
The EPA has adopted regulations requiring certain new or modified sources of high-volume greenhouse gases (“GHG”) emissions to install best achievable control technology to reduce GHG emissions. If we undertake significant improvements at our Big Spring refinery that could result in an increase in GHG emissions, we could be required under EPA’s regulations to install expensive GHG emissions control equipment. Although Congress has from time to time considered adopting legislation to reduce emissions of GHGs through establishment of a market-based “cap and trade” system that would be designed to achieve yearly reductions in GHG emissions, no such legislation has been passed. While it is possible that Congress will adopt some form of federal mandatory GHG emission reductions legislation in the future, the timing and specific requirements of any such legislation are uncertain at this time.
In October 2006, we were contacted by Region 6 of the EPA and invited to enter into discussions under the EPA’s National Petroleum Refinery Initiative. This initiative addresses what the EPA deems to be the most significant Clean Air Act compliance concerns affecting the petroleum refining industry. To date, at least 32 refining companies (representing over 90% of the U.S. refining capacity) have entered into “global settlements” under the initiative. If we enter into a global settlement, it would apply to our Big Spring refinery. Based on prior settlements that the EPA has reached with other petroleum refineries under the initiative, we anticipate that we would be required to pay a civil penalty, install air pollution controls, and enhance certain operations in consideration for a broad release from liability for violations that may have occurred historically. At this time, we cannot estimate the cost of any required controls or civil penalties, but they are expected to be comparable to other settling refiners.
In July 2010, the EPA disapproved Texas’ “flexible permit program” and indicated that sources operating under a flexible permit issued by the Texas Commission on Environmental Quality (“TCEQ”) are not properly permitted and are subject to enforcement. To address the EPA’s concerns, we have applied for a non-flexible permit. The Big Spring refinery is one of over one hundred regulated facilities in Texas that would have been required to obtain a new, non-flexible permit. In August 2012, the U.S. Fifth Circuit Court of Appeals vacated the EPA’s final rule disapproving Texas’ flexible permit program and remanded the program back to the EPA for further considerations. We are presently assessing our Big Spring refinery’s air emissions permitting alternatives as a result of this ruling.
Remediation Efforts. We are currently remediating historical soil and groundwater contamination at our Big Spring refinery. To date, we have substantially completed the remediation of the potentially contaminated areas and continue to monitor and treat groundwater at the site. We are also remediating historical soil and groundwater contamination at the Abilene, Southlake and Wichita Falls terminals that were in existence at the time they were acquired.
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
Environmental Insurance. We have two environmental insurance policies at the Big Spring refinery. One of the policies is commonly referred to as an environmental clean-up cost containment, or "cost cap" policy and provides coverage of remediation costs for pre-existing conditions at the time of our acquisition of the Big Spring refinery in 2000. This policy has an initial retention of $20.0 million during the first ten years after the acquisition with a $1.0 million annual retention increase during the remainder of the term of the policy, currently the retention is $24.0 million. The other policy is known as an environmental response, compensation and liability insurance policy, or ERCLIP, and provides insurance for bodily injury, property damage, clean-up costs, legal defense expenses and civil fines and penalties relating to unknown conditions and incidents. The ERCLIP policy is subject to a $100,000 per claim/$1.0 million aggregate sublimit on liability for civil fines or penalties and a self-insured retention of $150,000 per claim in the case of civil fines or penalties. Both the cost cap policy and ERCLIP have a term of twenty years and share a maximum aggregate limit of $40.0 million. The insurer under these policies is The Kemper Indemnity Insurance Company, which is currently in liquidation. However, we are currently unaware of any potential claims against these policies.
Environmental Indemnity to HEP. In connection with our sale of pipelines and terminals to Holly Energy Partners, LP (“HEP”), we entered into an Environmental Agreement pursuant to which we agreed to indemnify HEP against certain costs and liabilities incurred by HEP to the extent resulting from the existence of environmental conditions at levels requiring remediation under applicable environmental laws at the pipelines or terminals prior to the sale or from our violation of environmental laws with respect to the pipelines and terminals occurring prior to the effective closing date of the sale but, in each case, excluding any such increased costs and liabilities to the extent caused by the actions of HEP. Our environmental indemnification obligations under the Environmental Agreement expire after February 2015. In addition, our indemnity obligations under the Environmental Agreement with respect to the sale of these pipelines and terminals are subject to HEP first incurring $100,000 of damages as a result of pre-existing environmental conditions or violations. Further, our environmental indemnity obligations under the Environmental Agreement, together with any amounts paid by us to HEP with respect to indemnification for breaches of our representations and warranties under a Contribution Agreement entered into as a part of the HEP transaction, are also limited to an aggregate liability amount of $20.0 million.
Environmental Indemnity to Sunoco. In connection with the sale of the Amdel and White Oil crude oil pipelines, we entered into a Purchase and Sale Agreement with Sunoco Pipeline, LP (“Sunoco”) pursuant to which we agreed to indemnify Sunoco against costs and liabilities incurred by Sunoco resulting from the existence of environmental conditions at the pipelines prior to March 1, 2006 or from violations of environmental laws with respect to the pipelines occurring prior to such date. To date, Sunoco has not made any claims against us under the Purchase and Sale Agreement.
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
Employees
We do not have any employees. We are managed and operated by the directors and officers of our general partner. All of our executive management personnel are employees of our general partner, Alon Energy or an affiliate of Alon Energy and devote the portion of their time to our business and affairs that is required to manage and conduct our operations. We reimburse Alon Energy for the provision of various general and administrative services for our benefit, for direct expenses incurred by Alon Energy on our behalf.
As of December 31, 2013, Alon Energy had approximately 2,740 employees, of which, approximately 200 are employed at our Big Spring refinery and approximately 30 are employed in our marketing operations. Approximately 135 of the 200 employees at our Big Spring refinery are covered by a collective bargaining agreement that expires on April 1, 2015.
Properties and Insurance
We believe that our properties and facilities are adequate for our operations and are maintained in a good state of repair in the ordinary course of our business.
We maintain significant insurance coverage, but it does not cover all potential losses, costs or liabilities. Our property and business interruption insurance policies that cover the Big Spring refinery have a $850 million limit, with a $10 million deductible for physical damage and a 75-day waiting period before losses resulting from business interruptions are recoverable. We are exposed to losses in excess of applicable limits and sub-limits and for losses due to business interruptions of fewer than 75 days.
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
Our earnings, profitability, cash flows from operations and our ability to make distributions to unitholders depend primarily on the margin between refined product prices and the prices for crude oil and other feedstocks. When the margin between refined product prices and crude oil and other feedstock prices contracts or inverts, as has been the case in recent periods and may be the case in the future, our results of operations and cash flows are negatively affected. Refining margins historically have been volatile, and are likely to continue to be volatile as a result of a variety of factors including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. The direction and timing of changes in prices for crude oil and refined products do not necessarily correlate with one another, and it is the relationship between such prices that has the greatest impact on our results of operations and cash flows. For example, from January 2007 to December 2013, the price for NYMEX WTI Cushing crude oil fluctuated between $33.87 and $145.29 per barrel and the price for WTS crude oil fluctuated between $31.27 and $142.73 per barrel, while the price for U.S. Gulf Coast conventional gasoline fluctuated between $32.27 per barrel and $199.34 per barrel. While an increase or decrease in the price of crude oil may result in a similar increase or decrease in prices for refined products, there may be a time lag in the realization, if any, of the similar increase or decrease in prices for refined products over the long term. The effect of changes in crude oil prices on our refining margins therefore depends in part on how quickly and how significantly refined product prices adjust to reflect these changes.
Prices of crude oil and other feedstocks, and the relationships between such prices and prices for refined products, depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline, diesel, asphalt and other refined products and the relative magnitude and timing of such changes. Such supply and demand are affected by, among other things:

•	changes in general economic conditions;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, West Africa and Latin America;

•	the level of foreign and domestic production of crude oil and refined products and the volume of crude oil, feedstock and refined products imported in the United States;

•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to affect oil prices and maintain production controls;

•	the actions of customers and competitors;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities and other factors affecting transportation infrastructure;

•	the effects of transactions involving forward contracts and derivative instruments and general commodities speculation;

•	the execution of planned capital projects, including the build out of additional pipeline infrastructure;

•	the effects of and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	the impact of global economic conditions on our business; and

•	the development and marketing of alternative and competing fuels.
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
Changes in the WTI Cushing–Brent or WTI Cushing–WTS differentials could adversely affect the crude oil cost advantage that has been in our favor, which could negatively affect our profitability.
Our profit margins depend primarily on the spread between the price of crude oil and the price of our refined products. Our ability to purchase and process less expensive crudes, such as WTS and WTI, which currently trade at considerable discounts to imported waterborne crude oils, such as Brent, has provided us with a significant cost advantage relative to many of our competitors. However, for a short period in 2013, the WTI Cushing–Brent crude oil price differential narrowed to under $1.00 per barrel.

Because our refinery is able to process substantial volumes of WTS, our overall feedstock costs are generally lower than those of refineries that lack this capability and therefore must utilize a greater percentage of sweeter crudes such as WTI. Any narrowing of the WTI Cushing–WTS differential in the future would also result in a reduction of our crude oil source cost advantage.
Future declines in the WTI Cushing–Brent or WTI Cushing–WTS differentials could adversely impact our earnings and profitability.
The easing of logistical and infrastructure constraints at Cushing, Oklahoma could adversely affect our crude oil cost advantage.
Due to logistical and infrastructure constraints at the Cushing, Oklahoma transport hub, which have resulted in an oversupply of crude oil at Midland, Texas, we have historically been able to purchase WTS and WTI at discounted prices to Cushing. Moreover, by sourcing West Texas crude oils at Midland, we are able to eliminate the cost of transporting crude supply to and from Cushing. If the constraints at Cushing continue to ease due to the building of additional pipeline capacity and logistics assets, the discount at which we source our West Texas crude supply at Midland relative to Cushing may decrease.
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
If we cannot generate sufficient cash flows or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations, comply with certain deadlines related to environmental regulations and standards or pursue our business strategies, any of which could have a material adverse effect on our results of operations or liquidity. We have substantial short-term capital needs and may have substantial long-term capital needs. Our short-term working capital needs are primarily related to financing our inventory and accounts receivable. Our long-term needs for cash include those to support ongoing capital expenditures for equipment maintenance and upgrades during turnarounds at our refinery and for costs of catalyst replacement and to complete our routine and normally scheduled maintenance, regulatory and security expenditures. We expect to perform our next five year major turnaround during the second quarter of 2014 and expect to be shut down for a portion of the second quarter of 2014 to complete the turnaround. In addition, from time to time, we are required to spend significant amounts for repairs when one or more processing units experiences temporary shutdowns. We continue to utilize significant capital to upgrade equipment, improve facilities, and reduce operational, safety and environmental risks. We may incur substantial compliance costs in connection with any new environmental, health and safety regulations. In addition, the board of directors of our general partner will adopt a distribution policy pursuant to which we will distribute an amount equal to the available cash we generate each quarter to unitholders. As a result, we will need to rely on external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our growth. Our liquidity will affect our ability to satisfy any of these needs. The board of directors of our general partner may change our cash distribution policy at any time at its discretion. Our partnership agreement does not require us to pay distributions to our unitholders on a quarterly or other basis.
A recession and credit crisis and related turmoil in the global financial system could have an adverse impact on our business, results of operations and cash flows.
Our business and profitability are affected by the overall level of demand for our products, which in turn is affected by factors such as overall levels of economic activity and business and consumer confidence and spending. Declines in global economic activity and consumer and business confidence and spending have in the past, and may in the future, significantly reduce the level of demand for our products, including by consumers and our wholesale customers. In the past, severe reductions in the availability and increases in the cost of credit have adversely affected our ability to fund our operations and operate our refinery at full capacity, and have adversely affected our operating margins. Together, these factors have had and may in the future have an adverse impact on our business, financial condition, results of operations and cash flows.
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
On a historical basis, we sold 20.8% and 19.2% of the motor fuels we produced and all of the asphalt we produced to Alon Energy during the years ended December 31, 2013 and 2012, respectively. In addition, we entered into a 20-year fuel supply agreement with Alon Energy under which we will supply substantially all of the motor fuel requirements of Alon Energy’s retail convenience stores. We also entered into a 20-year asphalt supply agreement with Alon Energy. Because a significant percentage of our sales are to Alon Energy, adverse developments concerning Alon Energy’s financial condition could result in adverse effects on our net sales. This would in turn adversely affect our profitability and ability to make distributions to unitholders.
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
In October 2006, we were contacted by Region 6 of the EPA and invited to enter into discussions under the EPA’s National Petroleum Refinery Initiative (the “Initiative”). This Initiative is a coordinated, integrated compliance and enforcement strategy to address federal Clean Air Act compliance issues at the nation’s largest petroleum refineries, including compliance with New Source Review/Prevention of Significant Deterioration requirements, New Source Performance Standards, Leak Detection and Repair requirements, and National Emission Standards for Hazardous Air Pollutants for Benzene Waste Operations. To date, at least 32 refining companies (representing over 90% of the U.S. refining capacity) have entered into “global settlements” under the Initiative. In February 2007, we committed in writing to enter into discussions with the EPA regarding our Big Spring refinery and, since that time, have held negotiations with the agency with respect to entering into a global settlement under the Initiative. Based on our on-going negotiations as well as consideration of prior settlements that the EPA has reached with other petroleum refineries under the Initiative, we believe that we would be required to pay a civil penalty, install air pollution controls and enhance certain operations and maintenance programs in consideration for a broad release from liability for violations that may have occurred historically. At this time, while we cannot estimate the cost of any such civil penalties, pollution controls or environmentally beneficial projects, these costs could be significant and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our Big Spring refinery is one of more than 100 facilities in Texas to receive a Clean Air Act request for information from the EPA relating to the EPA’s disapproval of Texas’ “flexible permit program.” According to the EPA, the Texas flexible permit program and its implementing rule was never approved by the EPA for inclusion in the Texas state clean-air implementation plan and, therefore, emission limitations in Texas flexible permits are not federally enforceable. The EPA indicated that it would consider enforcement against holders of flexible permits that failed to comply with applicable federal requirements on a case-by-case basis. We had agreed to convert the refinery’s non-flexible permit to a federally enforceable non-flexible permit. In August 2012, the U.S. Fifth Circuit Court of Appeals vacated the EPA’s final rule disapproving Texas’ flexible permit program and remanded the program back to the EPA for further consideration. We are presently assessing our Big Spring refinery’s air emissions permitting alternatives as a result of this ruling.
We are subject to RFS2 which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase RINs in lieu of blending. RINs costs for 2013 were $14.9 million for the Big Spring refinery, the first year we were subject to RFS2. During 2013, the price of RINs was extremely volatile. The EPA has published the proposed volume mandates for 2014, which are generally lower than the volumes for 2013 and lower than statutory mandates. We cannot predict the future prices of RINs or waiver credits (for cellulosic biofuels from the EPA), but the costs to obtain the necessary number of RINs and waiver credits could be material.
In addition, new laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. For example, in March 2014, the EPA announced final new “Tier 3” motor vehicle emission and fuel standards. Under the final rule, gasoline must contain no more than 10 ppm sulfur on an annual average basis beginning on January 1, 2017; however, approved small refineries have until January 1, 2020 to meet the standard. We believe that our Big Spring refinery satisfies the definition of a small refinery. We estimate that the capital investment associated with the upgrade necessary to meet these new required sulfur levels will be less than $10 million. We are not able to predict the impact of other new or changed laws or regulations or changes in the ways that such laws or regulations are administered, interpreted or enforced but we may incur increased operating costs and capital expenditures to comply, which could be material. To the extent that the costs associated with meeting any of these requirements are substantial and not adequately provided for, our results of operations and cash flows could suffer.
Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs and a reduced demand for our refining services.
In December 2009, the EPA determined that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on its findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the federal Clean Air Act including one rule that requires a reduction in emissions of GHGs from motor vehicles and another rule that requires certain construction and operating permit reviews for GHG emissions from certain large stationary sources. The stationary source final rule addresses the permitting of GHG emissions from stationary sources under the Clean Air Act Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit programs, pursuant to which these permit programs have been “tailored” to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources subject to permitting first and smaller sources subject to permitting later. Facilities required to obtain PSD permits for their GHG emissions will be required to reduce those emissions according to “best available control technology” standards for GHGs. The EPA’s rule relating to emissions of GHGs from large stationary sources of emissions has been subject to a number of legal challenges, with the federal D.C. Circuit Court of Appeals dismissing the challenges to EPA’s tailoring rule in June 2012. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified large GHG emission sources in the United States, including petroleum refineries, on an annual basis, for emissions occurring after January 1, 2010.
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
We are currently investigating and remediating, in some cases pursuant to government orders, soil and groundwater contamination at our refinery and terminals arising from our or predecessor operators’ handling of petroleum hydrocarbons and wastes. We anticipate spending $6.9 million in investigation and remediation expenses over the next 15 years in connection with historical soil and groundwater contamination at our Big Spring refinery and the Abilene, Southlake and Wichita Falls terminals, which we formerly owned and operated. There can be no assurances, however, that we will not have to spend more than these anticipated amounts. Our handling and storage of petroleum and hazardous substances may lead to additional contamination at our facilities and facilities to which we send or sent wastes or by-products for treatment or disposal, in which case we may be subject to additional cleanup costs, governmental penalties, and third-party suits alleging personal injury and property damage. Joint and several strict liability may be incurred in connection with such releases of petroleum hydrocarbons, hazardous substances and/or wastes. Although we have sold three of our pipelines and three of our terminals to HEP and two of our pipelines pursuant to a transaction with Sunoco, we have agreed, subject to certain limitations, to indemnify HEP and Sunoco for costs and liabilities that may be incurred by HEP or Sunoco as a result of environmental conditions existing at the time of the sale. If we are forced to incur costs or pay liabilities in connection with such releases and contamination or any associated third-party proceedings and investigations, or in connection with any of our indemnification obligations to HEP or Sunoco, such costs and payments could be significant and could adversely affect our business, results of operations and cash flows.
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
The EPA has issued RFS2 mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Under RFS2, the volume of renewable fuels that obligate refineries like the Big Spring refinery to blend into their finished petroleum fuels increases annually over time until 2022. Although we currently do not purchase renewable RINs for fuel categories on the open market, in the future, we may be required to do so to comply with RFS2. We cannot currently predict the future prices of RINs or waiver credits, but the costs to obtain the necessary number of RINS and waiver credits could be material. In October 2010, the EPA raised the maximum amount of ethanol allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007, and in January 2011, EPA extended the maximum allowable ethanol content of 15% to apply to cars and light trucks manufactured since 2001. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and materially adversely affecting our ability to make distributions.
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
The insurer under two of our environmental policies is The Kemper Indemnity Insurance Company ("Kemper"), which has been operating under a run-off plan administered by the Illinois Department of Insurance since 2004 and is now in liquidation. These two policies are 20-year policies that were purchased in 2000 to protect us against expenditures not covered by our indemnification agreement with a prior owner of the Big Spring refinery. Our insurance brokers have advised us that environmental insurance policies with terms in excess of ten years are not generally available and that policies with shorter terms are available only at premiums equal to or in excess of the premiums paid for our policies with Kemper. Accordingly, we are currently subject to the risk that Kemper will be unable to comply with its obligations under these policies and that comparable insurance may not be available or, if available, at premiums equal to or in excess of our premium with Kemper. However, we are currently unaware of any potential claims against these policies.
If we lose any of our key personnel, our ability to manage our business and continue our growth could be negatively affected.
Our future performance depends to a significant degree upon the continued contributions of our senior management team and key technical personnel. We do not currently maintain key man life insurance with respect to any member of our senior management team. The loss or unavailability to us of any member of our senior management team or a key technical employee could significantly harm us. We face competition for these professionals from our competitors, our customers and other companies operating in our industry. To the extent that the services of members of our senior management team and key technical personnel would be unavailable to us for any reason, we would be required to hire other personnel to manage and operate the Partnership and to develop our products and technology. We cannot assure you that we would be able to locate or employ such qualified personnel on acceptable terms or at all.
A substantial portion of our workforce is unionized, and we may face labor disruptions that would interfere with our operations.
As of December 31, 2013, Alon Energy employed approximately 200 people at our Big Spring refinery, approximately 135 of whom were covered by a collective bargaining agreement. The collective bargaining agreement expires on April 1, 2015. The current labor agreement may not prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse effect on our results of operation and financial condition.
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
ITEM 4. MINE SAFETY DISCLOSURES.
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common limited partner units are traded on the New York Stock Exchange under the symbol “ALDW.”
The following table sets forth the quarterly high and low sales prices of and distributions declared on our common units for the period most recently completed:

	Sales Prices of our Common Units		Distributions per Common Unit
Quarterly Period	High	Low

2013
Fourth Quarter	$17.74	$10.25	$—
Third Quarter	24.81	11.80	0.71
Second Quarter	26.88	21.27	1.48
First Quarter (1)	29.12	20.12	0.57
2012
Fourth Quarter	$25.32	$16.84	$—
_______________________

(1)	The quarterly distribution during the first quarter of 2013 represents the period of November 27, 2012 through and including December 31, 2012.
On February 13, 2014 the Board of the General Partner approved a cash distribution to our common unitholders of $0.18 per common unit. The cash distribution was paid on March 3, 2014, to unitholders of record at the close of business on February 24, 2014.
Holders
As of March 1, 2014, there were 5 unitholders of record.
Our Cash Distribution Policy
The board of directors of our general partner adopted a policy pursuant to which distributions for each quarter will equal the amount of available cash we generate in such quarter. Distributions on our units will be in cash. We expect within 60 days after the end of each quarter to make distributions to unitholders of record on the applicable date. Available cash for each quarter will be determined by the board of directors of our general partner following the end of such quarter. We expect that available cash for each quarter will generally equal our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, including reserves for our expenses in the quarters in which our planned major turnarounds and catalyst replacements occur. In advance of scheduled turnarounds at our refinery, the board of directors of our general partner intends to reserve amounts to fund expenditures associated with such scheduled turnarounds. Actual turnaround and related expenses will be funded with cash reserves or borrowings under our revolving credit facility. We do not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution or otherwise to reserve cash for distributions, nor do we intend to incur debt to pay quarterly distributions. We expect to finance substantially all of our growth externally, either by debt issuances or additional issuances of equity.
Because our policy is to distribute all available cash we generate each quarter, without reserving cash for future distributions or borrowing to pay distributions during periods of low cash flow from operations, our unitholders have direct exposure to fluctuations in the amount of cash generated by our business. We expect that the amount of our quarterly distributions, if any, will vary based on our operating cash flow during each quarter. Our quarterly cash distributions, if any, will not be stable and will vary from quarter to quarter as a direct result of variations in our operating performance and cash flow caused by fluctuations in our refining margins, which will be affected by prices of feedstock and refined products as well as our working capital requirements and capital expenditures. Such variations may be significant. Unlike most publicly traded partnerships, we do not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time. The board of directors of our general partner may change the foregoing distribution policy at any time and from time to time. Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis.
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
The following performance graph compares the cumulative total unitholder return on the Partnership’s common units as traded on the NYSE with the Standard & Poor’s 500 Stock Index (the “S&P 500”) and our peer group as selected by management for the cumulative period from November 20, 2012 to December 31, 2013, assuming an initial investment of $100 dollars in our common units at $18.40 per unit (the closing price at the end of our first trading day), the S&P 500 and the peer group on November 20, 2012 (our first day of trading) and the reinvestment of all distributions, where applicable. The new peer group is comprised of Northern Tier Energy LP (NYSE:NTI) and CVR Refining, LP (NYSE:CVRR). We changed our peer group this year to include additional master limited partnerships that are also engaged in refining operations. We added CVR Refining, LP to our peer group for 2013. The stock performance shown on the graph below is historical and not necessarily indicative of future price performance.

	11/20/2012	12/31/2012	3/31/2013	6/30/2013	9/30/2013	12/31/2013
Alon USA Partners	$100.00	$130.82	$147.71	140.37	75.66	102.15
S&P 500	100.00	101.50	112.26	115.53	121.59	134.37
Old Peer Group	100.00	114.91	140.72	124.52	107.56	111.08
New Peer Group	100.00	114.91	140.72	118.52	100.44	126.86

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial and operating data as of and for each of the five years in the period ending December 31, 2013. The selected historical combined financial data for the years ended December 31, 2011, 2010 and 2009 are derived from audited combined financial statements of Alon USA Partners, LP Predecessor.
The selected historical statement of operations and statement of cash flows data for the years ended December 31, 2013, 2012 and 2011, and the selected consolidated balance sheet data as of December 31, 2013 and 2012, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
The following selected historical consolidated financial and operating data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
			Predecessor	Predecessor	Predecessor
	(in thousands, except per common unit data)
Statements of Operations Data (1):
Net sales	$3,430,287	$3,476,817	$3,207,969	$1,639,935	$1,498,176
Operating income (loss)	178,677	423,352	330,792	(7,727)	(41,293)
Net income (loss)	136,222	381,898	294,427	(38,513)	(66,348)

Net income attributable to Alon USA Partners, LP	$136,222	$37,120
Earnings per limited partner unit	$2.18	$0.59
Weighted average common units outstanding (in thousands)	62,502	62,500
Cash distribution per limited partner unit	$2.76	$—

Balance Sheet Data:
Cash and cash equivalents	$153,583	$66,001	$135,945	$20,352	$1,113
Working capital	18,007	1,702	148,222	(59,206)	(49,756)
Total assets	849,924	763,423	810,480	675,039	659,134
Total debt	344,322	295,311	533,592	438,526	387,459
Total debt less cash and cash equivalents	190,739	229,310	397,647	418,174	386,346
Partners’ equity	145,442	181,726	102,689	9,664	96,315
_______________________

(1)
Earnings (loss) per limited partner unit information is not presented for the years ending December 31, 2011, 2010, or 2009 as there was no common equity or potential common equity publicly traded during those periods and therefore is not required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 260, Earnings per share. Earnings per limited partner unit information is presented for the years ending December 31, 2013 and 2012 for earnings subsequent to the completion of the Partnership’s initial public offering in November 2012.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
References in this report to the “Predecessor,” “we,” “our,” “us” or like terms, when used in a historical context (periods prior to November 26, 2012) refers to Alon USA Partners, LP Predecessor, our predecessor for accounting purposes. References when used in the present tense or prospectively (after November 26, 2012), refer to Alon USA Partners, LP and its subsidiaries, also referred to as the “Partnership” or “Alon.” Unless the context otherwise requires, references in this report to “Alon Energy” refer collectively to Alon USA Energy, Inc. and any of its subsidiaries, other than the Partnership, its subsidiaries and its general partner.
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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. See Item 1A “Risk Factors.”
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the spread between West Texas Intermediate (“WTI”) Cushing crude oil and West Texas Sour (“WTS”) crude oil or WTI Midland crude oil;

•	changes in the spread between Brent crude oil and WTI Cushing crude oil;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

•
termination of our Supply and Offtake Agreement with J. Aron & Company (“J. Aron”), under which J. Aron is our largest supplier of crude oil and our largest customer of refined products. Additionally, we are obligated to repurchase all consigned inventories and certain other inventories upon termination of our Supply and Offtake Agreement;

•	changes in fuel and utility costs incurred by our refinery;

•	disruptions due to equipment interruption, pipeline disruptions or failures at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our debt instruments;

•	the effects of and cost of compliance with the Renewable Fuel Standards 2 (“RFS2”) requirements, including the availability, cost and price volatility of Renewable Identification Numbers (“RINs”);

•	the effects and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	the effect of any national or international financial crisis on our business and financial condition; and

•	the other factors discussed in this Annual Report on Form 10-K under the caption “Risk Factors.”
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
Company Overview
On November 26, 2012, the Partnership completed its initial public offering (the “Offering”) of 11,500,000 common units representing limited partner interests. After completion of the Offering, Alon Energy contributed to the Partnership its equity interests in Alon USA, LP and Alon USA Refining, Inc. Prior to completion of the Offering, the assets, liabilities and results of operations of the aforementioned assets related to Alon USA Partners, LP Predecessor (“Predecessor”), our predecessor for accounting purposes.
We are a Delaware limited partnership formed in August 2012 by Alon USA Energy, Inc. (NYSE: ALJ) (“Alon Energy”) to own, operate and grow our strategically located refining and petroleum products marketing business. Our integrated downstream business operates primarily in the South Central and Southwestern regions of the United States. We own and operate a crude oil refinery in Big Spring, Texas with total crude oil throughput capacity of approximately 70,000 barrels per day (“bpd”), which we refer to as our Big Spring refinery. We refine crude oil into finished products, which we market primarily in West and Central Texas, Oklahoma, New Mexico and Arizona through our wholesale distribution network to both Alon Energy’s retail convenience stores and other third-party distributors.
Our Big Spring refinery has a Nelson complexity rating of 10.2. Our refinery’s complexity allows us the flexibility to process a variety of crudes into higher-value refined products. For the year ended December 31, 2013, WTS crude oil represented approximately 70% and WTI crude oil represented approximately 30% of our crude oil input. For the year ended December 31, 2013, we produced approximately 50% gasoline, 34% diesel/jet fuel, 5% asphalt, 6% petrochemicals and 5% other refined products. During the year ended December 31, 2013, our Big Spring refinery had a utilization rate of 94.9%.
We sell refined products in both the wholesale rack and bulk markets. We focus our marketing of transportation fuels on West and Central Texas, Oklahoma, New Mexico and Arizona through our physically integrated refining and distribution system. We distribute fuel products through a product pipeline and terminal network of seven pipelines and five terminals that we own or access through leases or long-term throughput agreements.
2013 Operational and Financial Highlights
Operating income for 2013 was $178.7 million, compared to $423.4 million in 2012. Our operational and financial highlights for 2013 include the following:

•	Big Spring refinery average throughput for 2013 was 67,103 bpd compared to 68,946 bpd for 2012.

•
Operating margin at the Big Spring refinery was $14.59 per barrel in 2013, compared to $23.50 per barrel in 2012. This decrease in operating margin is primarily due to lower Gulf Coast 3/2/1 crack spreads and a narrowing WTI Cushing to WTS spread.

•
The average Gulf Coast 3/2/1 crack spread was $19.16 per barrel for 2013 compared to $27.43 per barrel for 2012. The average WTI Cushing to WTS spread for 2013 was $3.72 per barrel compared to $4.09 per barrel for 2012.

•
Beginning in 2013, we became subject to the RFS2 requirement to begin blending biofuels in the products we produce and to the degree we are unable to blend at percentages required under these various governmental and regulatory programs, we must purchase biofuel credits to comply with these programs. RINs costs for 2013 were $14.9 million.

•	During 2013, we paid cash distributions to our unitholders of $172.5 million, or $2.76 per limited partner unit.
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
We compare our Big Spring refinery operating margin to the Gulf Coast 3/2/1 crack spread, which is intended to approximate the refinery’s crude slate and product yield. A Gulf Coast 3/2/1 crack spread is calculated assuming that three barrels of WTI Cushing crude oil are converted, or cracked, into two barrels of Gulf Coast conventional gasoline and one barrel of Gulf Coast ultra-low sulfur diesel.
Our Big Spring refinery is capable of processing substantial volumes of sour crude oil, which has historically cost less than intermediate and sweet crude oils. We measure the cost advantage of refining sour crude oil by calculating the difference between the value of WTI Cushing crude oil and the value of WTS, a medium, sour crude oil. We refer to this differential as the WTI Cushing/WTS, or sweet/sour, spread. A widening of the sweet/sour spread can favorably influence the operating margin for our Big Spring refinery. The Big Spring refinery's crude oil input is primarily comprised of WTS and WTI Midland priced crude oil.
In addition, we have been able to capitalize on the oversupply of West Texas crudes in Midland, the largest origination terminal for West Texas crude oil, resulting from increased production in the Permian Basin coupled with infrastructure constraints in Cushing, Oklahoma. Although West Texas crudes are typically transported to Cushing for sale, current logistical and infrastructure constraints at Cushing are limiting the ability of Permian Basin producers to transport their production to Cushing. The resulting oversupply of West Texas crudes at Midland has depressed Midland crude prices and enabled us to access an increased portion of our crude supply at discounted prices to Cushing. Moreover, by sourcing West Texas crude oils at Midland, we are able to eliminate the cost of transporting crude to and from Cushing. The WTI Cushing less WTI Midland spread represents the differential between the average value per barrel of WTI Cushing crude oil and the average value per barrel of WTI Midland crude oil. A widening of the WTI Cushing less WTI Midland spread can favorably influence the operating margin for our Big Spring refinery.
Global product prices are influenced by the price of Brent crude which is a global benchmark crude. Global product prices set product prices in the U.S. As a result, the Big Spring refinery is influenced by the spread between Brent crude and WTI Cushing. The Brent less WTI Cushing spread represents the differential between the average value per barrel of Brent crude oil and the average value per barrel of WTI Cushing crude oil. A widening of the spread between Brent and WTI Cushing can favorably influence the operating margins for our Big Spring refinery.
Our results of operations are also significantly affected by our refinery’s operating costs, particularly the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices.
Demand for gasoline products is generally higher during summer months than during winter months due to seasonal increases in highway traffic. As a result, the operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters. The effects of seasonal demand for gasoline are partially offset by seasonality in demand for diesel, which in our region is generally higher in winter months as east-west trucking traffic moves south to avoid winter conditions on northern routes.
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

Factors Affecting Comparability
Our financial condition and operating results over the three-year period ended December 31, 2013 have been influenced by the following factors, which are fundamental to understanding comparisons of our period-to-period financial performance.
IPO Transactions
On November 26, 2012, the Partnership completed its initial public offering (the “Offering”) of 11,500,000 common units, representing limited partner interests. We received net proceeds of $167.8 million from the Offering. Our initial net assets were contributed to us by Alon Energy in exchange for 51,000,000 common units, representing an 81.6% limited partner interest in the Partnership and 100% non-economic ownership interest in the General Partner. In addition, Alon Energy assigned to us the $250.0 million aggregate principal balance of the Alon USA Energy term loan.
In conjunction with the Offering, we repaid $171.1 million of the subordinated debt notes and Alon Energy contributed to us the remaining outstanding subordinated debt note balance of $178.1 million. Interest expense pertaining to the subordinated notes is disclosed separately on the consolidated statements of operations.
Renewable Fuel Standard
Beginning in 2013, we became subject to the RFS2 requirement to begin blending biofuels in the products we produce and to the degree we are unable to blend at percentages required under these various governmental regulatory programs, we must purchase biofuel credits to comply with these programs. Our RINs liability represents an obligation to purchase biofuels credits needed to satisfy our obligation to blend biofuels into the products we have produced to date. RINs costs for the year ended December 31, 2013 were $14.9 million. We were not subject to the RFS2 requirements in 2012 or 2011.

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
Cost of sales. Cost of sales includes principally crude oil, blending materials, other raw materials and transportation costs. Cost of sales excludes depreciation and amortization, which is presented separately in the consolidated statements of operations.
Direct operating expenses. Direct operating expenses include costs associated with the actual operations of the refinery, such as energy and utility costs, routine maintenance, labor, insurance and environmental compliance costs. All operating costs associated with our crude oil and product pipelines are considered to be transportation costs and are reflected in cost of sales in the consolidated statements of operations.
Selling, general and administrative expenses. Selling, general and administrative expenses, or SG&A, primarily include corporate overhead costs and marketing expenses. These costs also include actual costs incurred by Alon Energy and allocated to us.
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
Interest expense. Interest expense includes interest expense, letters of credit, financing costs associated with crude oil purchases, financing fees, and amortization of both original issuance discount and deferred debt issuance costs but excludes capitalized interest.

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED

	Year Ended December 31,
	2013	2012	2011
			Predecessor
	(dollars in thousands, except per unit data, per barrel data and pricing statistics)
STATEMENT OF OPERATIONS DATA: (A)
Net sales (1)	$3,430,287	$3,476,817	$3,207,969
Operating costs and expenses:
Cost of sales	3,073,044	2,883,741	2,722,918
Direct operating expenses	110,940	100,908	98,178
Selling, general and administrative expenses	22,276	22,807	15,633
Depreciation and amortization	45,329	46,009	40,448
Total operating costs and expenses	3,251,589	3,053,465	2,877,177
Loss on disposition of assets	(21)	—	—
Operating income	178,677	423,352	330,792
Interest expense	(40,474)	(22,235)	(16,719)
Interest expense - related parties	—	(15,691)	(17,067)
Other income, net	23	8	18
Income before state income tax expense	138,226	385,434	297,024
State income tax expense	2,004	3,536	2,597
Net income	$136,222	$381,898	$294,427

Net income	$136,222	$381,898
Less: Net income attributable to predecessor operations	—	344,778
Net income attributable to Alon USA Partners, LP	$136,222	$37,120
Earnings per limited partner unit	$2.18	$0.59
Weighted average common units outstanding (in thousands)	62,502	62,500
Cash distribution per limited partner unit	$2.76	$—
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$216,337	$528,825	$258,575
Investing activities	(29,626)	(31,769)	(19,545)
Financing activities	(99,129)	(567,000)	(123,437)
OTHER DATA:
Adjusted EBITDA (2)	$224,050	$469,369	$371,258
Capital expenditures	23,390	24,490	12,460
Capital expenditures for turnaround and chemical catalysts	6,236	7,279	7,085
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (3)	$14.59	$23.50	$20.89
Refinery direct operating expense (4)	4.53	4.00	4.23
PRICING STATISTICS:
Crack spreads (per barrel):
Gulf Coast (WTI) 3/2/1	$19.16	$27.43	$23.37
WTI Cushing crude oil (per barrel)	$97.97	$94.14	$95.07
Crude oil differentials (per barrel):
WTI Cushing less WTI Midland	$2.59	$2.88	$0.53
WTI Cushing less WTS	3.72	4.09	2.19
Brent less WTI Cushing	11.63	18.35	17.10
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.70	$2.82	$2.75
Gulf Coast ultra-low sulfur diesel	2.97	3.05	2.97
Natural gas (per MMBtu)	3.73	2.83	4.03

	As of December 31,
	2013	2012
BALANCE SHEET DATA:	(dollars in thousands)
Cash and cash equivalents	$153,583	$66,001
Working capital	18,007	1,702
Total assets	849,924	763,423
Total debt	344,322	295,311
Total debt less cash and cash equivalents	190,739	229,310
Total partners’ equity	145,442	181,726

THROUGHPUT AND PRODUCTION DATA:	For the Year Ended December 31,
	2013		2012		2011
					Predecessor
	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTS crude	43,705	65.1	52,190	75.7	51,202	80.4
WTI crude	20,706	30.9	14,396	20.9	10,023	15.8
Blendstocks	2,692	4.0	2,360	3.4	2,389	3.8
Total refinery throughput (5)	67,103	100.0	68,946	100.0	63,614	100.0
Refinery production:
Gasoline	33,736	50.4	34,637	50.3	31,105	49.1
Diesel/jet	22,404	33.5	22,329	32.5	20,544	32.3
Asphalt	3,640	5.4	4,084	5.9	4,539	7.1
Petrochemicals	4,152	6.2	4,054	5.9	3,837	6.0
Other	3,033	4.5	3,706	5.4	3,488	5.5
Total refinery production (6)	66,965	100.0	68,810	100.0	63,513	100.0
Refinery utilization (7)		94.9%		97.3%		90.8%

(A)
Earnings per limited partner unit information is not presented for the year ended December 31, 2011 as there was no common equity or potential common equity publicly traded during that period and therefore is not required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 260, Earnings per share.

_____________________

(1)	Includes sales to related parties of $600,710, $588,828 and $553,253 for the years ended December 31, 2013, 2012 and 2011, respectively.

(2)
See “- Reconciliation of Amounts Reported Under Generally Accepted Accounting Principles” for information regarding our definition of Adjusted EBITDA, its limitations as an analytical tool and a reconciliation of net income to Adjusted EBITDA for the periods presented.

(3)
Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales and cost of sales by the refinery’s throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margin to these crack spreads to assess our operating performance relative to other participants in our industry.

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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net sales. Net sales for the year ended December 31, 2013 were $3,430.3 million, compared to $3,476.8 million for the year ended December 31, 2012, a decrease of $46.5 million. This decrease was due to lower refinery throughput and lower refined product prices. Refinery throughput for the year ended December 31, 2013 was 67,103 bpd compared to 68,946 bpd for the year ended December 31, 2012, a decrease of 2.7%. The average per gallon price of Gulf Coast gasoline for the year ended December 31, 2013 decreased $0.12, or 4.3%, to $2.70, compared to $2.82 for the year ended December 31, 2012. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the year ended December 31, 2013 decreased $0.08, or 2.6%, to $2.97, compared to $3.05 for the year ended December 31, 2012.
Cost of Sales. Cost of sales for the year ended December 31, 2013 were $3,073.0 million, compared to $2,883.7 million for the year ended December 31, 2012, an increase of $189.3 million. This increase was primarily due to higher crude oil prices, partially offset by decreased refinery throughput. The average price of WTI Cushing increased 4.1% to $97.97 per barrel for the year ended December 31, 2013 from $94.14 per barrel for the year ended December 31, 2012. Additionally, cost of sales for the year ended December 31, 2013 includes $14.9 million for the purchase of RINs credits needed to satisfy our obligation to blend biofuels into the products we produce, which we were not subject to in 2012.
Direct Operating Expenses. Direct operating expenses for the year ended December 31, 2013 were $110.9 million, compared to $100.9 million for the year ended December 31, 2012, an increase of $10.0 million, or 9.9%. This increase was primarily due to higher employee related costs, major maintenance costs, property tax expenses and higher natural gas costs for the year ended December 31, 2013 compared to the year ended December 31, 2012.
Selling, General and Administrative Expenses. SG&A expenses for the year ended December 31, 2013 were $22.3 million, compared to $22.8 million for the year ended December 31, 2012, a decrease of $0.5 million, or 2.2%. This decrease was primarily due to lower employee related costs for the year ended December 31, 2013.
Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2013 was $45.3 million, compared to $46.0 million for the year ended December 31, 2012, a decrease of $0.7 million.
Operating Income. Operating income was $178.7 million for the year ended December 31, 2013, compared to $423.4 million for the year ended December 31, 2012, a decrease of $244.7 million. This decrease was primarily due to lower refinery operating margins and higher direct operating expenses. Refinery operating margin was $14.59 per barrel for the year ended December 31, 2013, compared to $23.50 per barrel for the year ended December 31, 2012. This decrease in operating margin was primarily due to lower Gulf Coast (WTI) 3/2/1 crack spreads, a narrowing of the WTI Cushing to WTS spread as well as an unfavorable reduction in the location differential between WTI Cushing and WTI Midland. The average Gulf Coast (WTI) 3/2/1 crack spread decreased 30.1% to $19.16 per barrel for the year ended December 31, 2013, compared to $27.43 per barrel for the year ended December 31, 2012. The WTI Cushing to WTS spread narrowed 9.0% to $3.72 per barrel for the year ended December 31, 2013, compared to $4.09 per barrel for the year ended December 31, 2012. The WTI Cushing to WTI Midland spread narrowed 10.1% to $2.59 per barrel for the year ended December 31, 2013, compared to $2.88 per barrel for the year ended December 31, 2012. Also impacting operating income and refinery operating margin the year ended December 31, 2013 was $14.9 million of costs for the purchase of RINs credits needed to satisfy our obligation to blend biofuels into the products we produce, which we were not subject to in 2012.
Interest Expense. Interest expense was $40.5 million for the year ended December 31, 2013, compared to total interest expense of $37.9 million, including interest expense to related parties, for the year ended December 31, 2012, an increase of $2.6 million. This increase was primarily due to higher financing costs associated with crude oil purchases.
Net Income. Net income for the year ended December 31, 2013 was $136.2 million, compared to $381.9 million for the year ended December 31, 2012, a decrease of $245.7 million. This decrease was attributable to the factors discussed above.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Net sales. Net sales for the year ended December 31, 2012 were $3,476.8 million, compared to $3,208.0 million for the year ended December 31, 2011, an increase of $268.8 million. This increase was primarily due to higher refinery throughput and higher refined product prices. Refinery throughput for the year ended December 31, 2012 was 68,946 bpd compared to 63,614 bpd for the year ended December 31, 2011, an increase of 8.4%. The average per gallon price of Gulf Coast gasoline for the year ended December 31, 2012 increased $0.07, or 2.5%, to $2.82, compared to $2.75 for the year ended December 31, 2011. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the year ended December 31, 2012 increased $0.08, or 2.7%, to $3.05, compared to $2.97 for the year ended December 31, 2011.
Cost of Sales. Cost of sales for the year ended December 31, 2012 were $2,883.7 million, compared to $2,722.9 million for the year ended December 31, 2011, an increase of $160.8 million. This increase was primarily due to higher refinery throughput, slightly offset by lower crude oil prices in 2012. The average price of WTI Cushing decreased 1.0% to $94.14 per barrel for the year ended December 31, 2012 from $95.07 per barrel for the year ended December 31, 2011.
Direct Operating Expenses. Direct operating expenses for the year ended December 31, 2012 were $100.9 million, compared to $98.2 million for the year ended December 31, 2011, an increase of $2.7 million, or 2.7%. The increase was primarily due to the increase in operating costs resulting from higher refinery throughput in the year ended December 31, 2012 compared to the year ended December 31, 2011, partially offset by a decrease in natural gas costs. Refinery direct operating expenses per barrel decreased to $4.00 from $4.23 between the two periods reflecting higher throughput.
Selling, General and Administrative Expenses. SG&A expenses for the year ended December 31, 2012 were $22.8 million, compared to $15.6 million for the year ended December 31, 2011, an increase of $7.2 million, or 46.2%. This increase was primarily due to higher employee related costs.
Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2012 was $46.0 million, compared to $40.4 million for the year ended December 31, 2011, an increase of $5.6 million, or 13.9%.
Operating Income. Operating income for the year ended December 31, 2012 was $423.4 million, compared to $330.8 million for the year ended December 31, 2011, an increase of $92.6 million. This increase was primarily due to higher refinery operating margins resulting from improved Gulf Coast (WTI) 3/2/1 crack spreads, an improved WTI Cushing to WTS spread as well as an improved location differential between WTI Cushing and WTI Midland. Refinery operating margin was $23.50 per barrel for the year ended December 31, 2012, compared to $20.89 per barrel for the year ended December 31, 2011. The average Gulf Coast (WTI) 3/2/1 crack spread increased 17.4% to $27.43 per barrel for the year ended December 31, 2012, compared to $23.37 per barrel for the year ended December 31, 2011. The WTI Cushing to WTS spread for the year ended December 31, 2012 widened to $4.09 per barrel, compared to $2.19 per barrel for the year ended December 31, 2011. The WTI Cushing to WTI Midland spread widened to $2.88 per barrel for the year ended December 31, 2012, compared to $0.53 per barrel for the year ended December 31, 2011.
Interest Expense. Interest expense, including interest expense to related parties, was $37.9 million for the year ended December 31, 2012, compared to $33.8 million for the year ended December 31, 2011, an increase of $4.1 million. This increase was primarily due to interest expense incurred on the $250.0 million term loan facility that was assigned to us by Alon Energy in connection with the closing of our initial public offering in November 2012.
Net Income. Net income for the year ended December 31, 2012 was $381.9 million, compared to $294.4 million for the year ended December 31, 2011, an increase of $87.5 million. This increase was attributable to the factors discussed above.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash generated from our operating activities, borrowings under our revolving credit facility, inventory supply and offtake arrangement and other credit lines.
We have an agreement with J. Aron for the supply of crude oil that will support the operations of the Big Spring refinery. This arrangement substantially reduces our physical inventories and the associated need to issue letters of credit to support crude oil purchases. In addition, the structure allows us to acquire crude oil without the constraints of a maximum facility size during periods of high crude oil prices.

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
Cash Flows
The following table summarizes our net cash provided by or used in our operating activities, investing activities and financing activities for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
			Predecessor
Cash provided by (used in):
Operating activities	$216,337	$528,825	$258,575
Investing activities	(29,626)	(31,769)	(19,545)
Financing activities	(99,129)	(567,000)	(123,437)
Net increase (decrease) in cash and cash equivalents	$87,582	$(69,944)	$115,593
Cash Flows Provided By Operating Activities
Net cash provided by operating activities was $216.3 million for the year ended December 31, 2013 compared to $528.8 million for the year ended December 31, 2012. The reduction in net cash provided by operating activities of $312.5 million was primarily due to lower net income after adjusting for non-cash items of $261.7 million, lower cash from a net increase of accounts payable and accrued liabilities of $54.5 million and lower cash collected on accounts receivable of $14.8 million, partially offset by lower cash used on inventories of $33.2 million.
Net cash provided by operating activities was $528.8 million for the year ended December 31, 2012 compared to $258.6 million for the year ended December 31, 2011. The increase in net cash provided by operating activities of $270.2 million was primarily due to higher net income after adjusting for non-cash items of $92.4 million, higher cash on an increase of accounts payable and accrued liabilities of $173.6 million and higher cash collected on accounts receivables of $23.3 million, partially offset by higher cash used on increases in inventories of $32.6 million.
Cash Flows Used In Investing Activities
Net cash used in investing activities was $29.6 million for the year ended December 31, 2013 compared to $31.8 million for the year ended December 31, 2012. The decrease in net cash used in investing activities of $2.2 million was primarily due to lower costs associated with the conversion to the Alon brand for the year ended December 31, 2013 compared to the year ended December 31, 2012, partially offset by increased capital expenditures at our refinery for the year ended December 31, 2013.
Net cash used in investing activities was $31.8 million for the year ended December 31, 2012 compared to $19.5 million for the year ended December 31, 2011. The increase in net cash used in investing activities of $12.3 million was primarily due to higher costs associated with the conversion to the Alon brand for the year ended December 31, 2012 compared to the year ended December 31, 2011.
Cash Flows Used In Financing Activities
Net cash used in financing activities was $99.1 million for the year ended December 31, 2013 compared to $567.0 million for the year ended December 31, 2012. The reduction in net cash used in financing activities of $467.9 million was primarily due to reduced payments on debt, net, of $370.6 million and reduced payments to equity holders of $237.6 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. These amounts were partially offset by proceeds from our initial public offering of $167.8 million, which occurred during the year ended December 31, 2012.

Net cash used in financing activities was $567.0 million for the year ended December 31, 2012 compared to $123.4 million for the year ended December 31, 2011. The increase of $443.6 million in net cash used in financing activities was primarily due to cash payments of $171.1 million for subordinated debt, $208.7 million for cash advances to partners and net repayments of $229.0 million on our revolving credit facility, partially offset by initial public offering proceeds of $167.8 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011.
Indebtedness
Partnership Term Loan Credit Facility. In connection with the Offering, we were assigned $250.0 million of the aggregate principal balance of the Alon USA Energy term loan (the “Partnership Term Loan”). The Partnership Term Loan requires principal payments of $2.5 million per annum paid in quarterly installments until maturity in November 2018.
The Partnership Term Loan bears interest at a rate equal to the sum of (i) the Eurodollar rate (with a floor of 1.25% per annum) plus (ii) a margin of 8.00% per annum for a per annum rate of 9.25%, based on current Eurodollar market rates at December 31, 2013.
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
At December 31, 2013 and 2012, the Partnership Term Loan had an outstanding balance (net of unamortized discount) of $244.3 million and $246.3 million, respectively.
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
The Revolving Credit Facility is secured by a first lien on our cash, accounts receivables, inventories and related assets and a second lien on our fixed assets.
The Revolving Credit Facility contains certain restrictive covenants including maintenance financial covenants. At December 31, 2013, we were in compliance with these covenants.
Borrowings of $100.0 million and $49.0 million were outstanding under the Revolving Credit Facility at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, outstanding letters of credit under the Revolving Credit Facility were $109.8 million and $58.8 million, respectively.
Capital Spending
Each year the Board of Directors of our General Partner approves capital projects, including sustaining maintenance, regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, growth and profit improvement projects may be approved. Our total capital expenditure budget, including expenditures for chemical catalyst and turnarounds, for 2014 is $56.2 million.
The following table summarizes our expected capital expenditures for 2014 by major category:

2014
(dollars in thousands)
Sustaining maintenance, regulatory and chemical catalyst and turnaround	$47,346
Growth/profit improvement	8,821
Total capital expenditures	$56,167

Our estimated capital expenditures are subject to change due to unanticipated increases/decreases in the cost, scope and completion time for our capital projects. For example, we may experience increases/decreases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our Big Spring refinery.
Contractual Obligations
Information regarding our known contractual obligations of the types described below as of December 31, 2013 is set forth in the following table:

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
		(dollars in thousands)
Long-term debt obligations	$2,500	$105,000	$236,822	$—	$344,322
Operating lease obligations	9,068	17,327	13,392	262	40,049
Pipelines and Terminals Agreement (1)	34,696	71,434	62,099	58,769	226,998
Other commitments (2)	3,741	7,482	7,482	11,280	29,985
Total obligations	$50,005	$201,243	$319,795	$70,311	$641,354

(1)
Balances represent the minimum committed volume multiplied by the tariff and terminal rates pursuant to the terms of the Pipelines and Terminals Agreement with Holly Energy Partners, LP, as well as our minimum requirements with Sunoco Pipeline, LP.

(2)	Other commitments include refinery maintenance services costs.
As of December 31, 2013, we did not have any material capital lease obligations or any agreements to purchase goods or services, other than those included in the table above, that were binding on us.
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
Inventory. Crude oil, refined products and blendstocks are priced at the lower of cost or market value. Cost is determined using the LIFO valuation method. Under the LIFO valuation method, we charge the most recent acquisition costs to cost of sales, and we value inventories at the earliest acquisition costs. We selected this method because we believe it more accurately reflects the cost of our current sales. If the market value of inventory is less than the inventory cost on a LIFO basis, then the inventory is written down to market value. An inventory write-down to market value results in a non-cash accounting adjustment, decreasing the value of our crude oil and refined products inventory and increasing our cost of sales. Reductions of inventory volumes during 2013 and 2011 resulted in liquidations of LIFO inventory layers. The liquidations increased costs of sales by $1.1 million during 2013 and decreased costs of sales by $42.7 million during 2011. There were no liquidations of LIFO inventory layers during 2012. Market values of crude oil, refined products and blendstock inventories exceeded LIFO costs by $21.2 million and $12.5 million at December 31, 2013 and 2012, respectively.

Environmental and Other Loss Contingencies. We expense or capitalize environmental expenditures depending on their future economic benefit. We expense expenditures that relate to an existing condition caused by past operations and that have no future economic benefit. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Environmental liabilities represent the estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contaminations, the selected remediation technology and review of applicable environmental regulations. We do not discount environmental liabilities to their present value unless payments are fixed or reliably determinable. At December 31, 2013, for those payments we considered fixed or reliably determinable, payments were discounted at a 3.38% rate. We record environmental liabilities without considering potential recoveries from third parties. Recoveries of environmental remediation costs from third parties are recorded as assets when receipt is deemed probable. We update our estimates to reflect changes in factual information, available technology or applicable laws and regulations. Substantially all amounts accrued are expected to be paid out over the next 15 years. The level of future expenditures for environmental remediation obligations is impossible to determine with any degree of reliability.
Turnarounds and Chemical Catalyst Costs. We record the cost of planned major refinery maintenance, referred to as turnarounds, and chemical catalyst used in the refinery process units, which are typically replaced in conjunction with planned turnarounds, in “Other assets” in our consolidated financial statements. Turnaround and catalyst costs are deferred and amortized on a straight-line basis beginning the month after the completion of the turnaround and ending immediately prior to the next scheduled turnaround. The amortization of deferred turnaround and chemical catalysts costs are presented in depreciation and amortization in our consolidated financial statements.
Impairment of Long-Lived Assets. Our long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its expected future cash flows, an impairment loss is recognized based on the excess of the carrying value of the impaired asset over its fair value. These future cash flows and fair values are estimates based on our judgment and assumptions. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs of disposition.
Allocation of Costs. We are a subsidiary of Alon Energy and are operated as a component of the integrated operations of Alon Energy and its other subsidiaries. As such, the executive officers of Alon Energy, who are employed by another subsidiary of Alon Energy, also serve as executive officers of the General Partner and Alon Energy’s other subsidiaries. Alon Energy has allocated general and administrative expenses to us based on allocation methodologies that management of Alon Energy and the General Partner consider reasonable and result in an allocation of the cost of doing business borne by Alon Energy on our behalf; however, these allocations may not be indicative of the cost of future operations or the amount of future allocations.
Our consolidated statements of operations reflect all of the expenses that Alon Energy incurred on our behalf. Our consolidated financial statements therefore include certain expenses incurred by our parent which may include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing and internal audit services.
Selling, general and administrative expense allocations were based primarily on the nature of the expense incurred, with the exception of compensation and compensation related expenses. Compensation expenses, including share-based compensation, are allocated to us based upon percentages determined by management of Alon Energy and the General Partner to be reasonable and in line with the nature of an individual’s roles and responsibilities.
Insurance costs, included in direct operating expenses (exclusive of depreciation and amortization), were allocated based upon estimated insurance premiums on a stand-alone basis to us relative to Alon Energy’s total insurance premium. If shared costs rise or the method by which shared costs are allocated changes, additional selling general and administrative expenses could be allocated to us, which could be material.

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
The following table reconciles net income to Adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
			Predecessor
	(dollars in thousands)
Net income	$136,222	$381,898	$294,427
State income tax expense	2,004	3,536	2,597
Interest expense	40,474	22,235	16,719
Interest expense - related parties	—	15,691	17,067
Depreciation and amortization	45,329	46,009	40,448
Loss on disposition of assets	21	—	—
Adjusted EBITDA	$224,050	$469,369	$371,258

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Changes in commodity prices, purchased fuel prices and interest rates are our primary sources of market risk. Alon Energy’s risk management committee oversees all activities associated with the identification, assessment and management of our market risk exposure.
Commodity Price Risk
We are exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in our refinery operations. Our financial results can be affected significantly by fluctuations in these prices, which depend on many factors, including demand for crude oil, gasoline and other refined products, changes in the economy, worldwide production levels, worldwide inventory levels and governmental regulatory initiatives. Alon Energy’s risk management strategy identifies circumstances in which we may utilize the commodity futures market to manage risk associated with these price fluctuations.
In order to manage the uncertainty relating to inventory price volatility, we have consistently applied a policy of maintaining inventories at or below a targeted operating level. In the past, circumstances have occurred, such as timing of crude oil cargo deliveries, turnaround schedules or shifts in market demand that have resulted in variances between our actual inventory level and our desired target level. Upon the review and approval of Alon Energy’s risk management committee, we may utilize the commodity futures market to manage these anticipated inventory variances.
We maintain inventories of crude oil, refined products and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of December 31, 2013, we held 0.6 million barrels of crude oil and refined product inventories valued under the LIFO valuation method. Market value exceeded carrying value of LIFO costs by $21.2 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $0.6 million.
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
The following table provides information about our derivative commodity instruments as of December 31, 2013:

Description of Activity	Contract Volume (in barrels)	Wtd Avg Purchase Price/BBL	Wtd Avg Sales Price/BBL	Contract Value	Market Value	Gain (Loss)
				(in thousands)
Forwards-long (Crude)	68,048	$94.50	$—	$6,431	$6,409	$(22)
Forwards-short (Gasoline)	(147,872)	—	113.06	(16,718)	(17,115)	(397)
Forwards-long (Distillate)	101,643	124.86	—	12,691	12,765	74
Forwards-long (Jet)	23,935	126.59	—	3,030	3,082	52
Forwards-short (Slurry)	(597)	—	90.96	(54)	(58)	(4)
Forwards-short (Catfeed)	(551)	—	112.21	(62)	(63)	(1)
Forwards-long (Slop)	295	87.80	—	26	34	8
Forwards-short (Propane)	(20,407)	—	50.87	(1,038)	(1,029)	9
Futures-short (Crude)	(120,000)	—	97.85	(11,743)	(11,810)	(67)
Futures-long (Gasoline)	149,000	114.81	—	17,107	17,434	327
Futures-long (Distillate)	10,000	124.93	—	1,249	1,292	43

Interest Rate Risk
As of December 31, 2013, our outstanding debt balance of $347.5 million, excluding discounts, was subject to floating interest rates, of which $247.5 million was charged interest at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00% and $100.0 million was charged interest at the Eurodollar rate plus 3.5%, subject to a minimum interest rate of 4.0%.
An increase of 1% in the Eurodollar rate on indebtedness would result in an increase in our interest expense of approximately $0.7 million per year.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Consolidated Financial Statements are included as an annex of this Annual Report on Form 10-K. See the Index to Consolidated Financial Statements on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) for the Partnership. Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In management’s evaluation, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Management believes that as of December 31, 2013 our internal control over financial reporting was effective based on those criteria.
The independent registered public accounting firm of KPMG LLP, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting, included with the Consolidated Financial Statements as an annex of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
We are managed and operated by the board of directors and executive officers of our general partner, Alon USA Partners GP, LLC, an indirect subsidiary of Alon Energy. Our general partner manages our operations and activities subject to the terms and conditions specified in our partnership agreement. Alon Energy owns, directly or indirectly, 81.6% of our outstanding common units. The operations of our general partner in its capacity as general partner are managed by its board of directors. Our unitholders are not entitled to elect our general partner or its directors or otherwise directly participate in our management or operations. As a result of owning our general partner, Alon Energy has the right to appoint all of the members of the board of directors of our general partner, including all of our general partner’s independent directors. Eitan Raff, Sheldon Stein and Ella Ruth Gera, who was appointed effective November 19, 2013, currently serve as our independent directors. Our directors serve until the earlier of their resignation or removal.
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
Whenever our general partner makes a determination or takes or declines to take an action in its individual, rather than representative, capacity, it is entitled to make such determination or to take or decline to take such other action free of any fiduciary duty or obligation whatsoever to us, any limited partner or assignee, and it is not required to act in good faith or pursuant to any other standard imposed by our partnership agreement or under Delaware law or any other law. Examples include the exercise of its call right or its registration rights, its voting rights with respect to the units it owns and its determination whether or not to consent to any merger or consolidation of the partnership. In addition, our general partner may decline to undertake any transaction that it believes would materially adversely affect Alon Energy’s ability to continue to comply with the covenants contained in its debt agreements. Decisions by our general partner that are made in its individual capacity will be made by Alon Energy, as the owner of the sole member of our general partner, not by the board of directors of our general partner.
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
As a publicly traded partnership, we qualify for, and are relying on, certain exemptions from the NYSE’s corporate governance requirements, including:
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
As a result of these exemptions, our general partner’s board of directors does not consist of a majority of independent directors and our general partner’s board of directors does not currently intend to establish a compensation committee or a nominating/corporate governance committee. Accordingly, unitholders do not have the same protections afforded to equity holders of companies that are subject to all of the corporate governance requirements of the NYSE.
The board of directors of our general partner currently consists of eleven directors.

Audit Committee
The board of directors of our general partner established an audit committee consisting of members who meet the independence and experience standards established by the NYSE and the Exchange Act. The audit committee’s responsibilities are to review our accounting and auditing principles and procedures, accounting functions, financial reporting and internal controls; to oversee the qualifications, independence, appointment, retention, compensation and performance of our independent registered public accounting firm; to recommend to the board of directors the engagement of our independent registered public accounting firm; to review with the independent registered public accounting firm the plans and results of the auditing engagement; and to oversee “whistle-blowing” procedures and certain other compliance matters. The audit committee currently consists of Messrs. Eitan Raff, Sheldon Stein and Ms. Ella Ruth Gera, with Mr. Raff currently serving as the Chairman.
Conflicts Committee
The conflicts committee of the board of directors of our general partner consists entirely of independent directors. Pursuant to our partnership agreement, the board may, but is not required to, seek the approval of the conflicts committee whenever a conflict arises between our general partner or its affiliates, on the one hand, and us or any public unitholder, on the other, including any related party transactions. The board of directors determines whether to seek approval of the conflicts committee on a case by case basis. The conflicts committee will then determine whether the resolution of the conflict of interest is in the best interests of the partnership. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. The conflicts committee currently consists of Messrs. Eitan Raff and Sheldon Stein and Ms. Ella Ruth Gera, with Mr. Raff currently serving as the Chairman. Any matters approved by the conflicts committee will be conclusively deemed to be in our best interests, approved by all of our partners and not a breach by the general partner of any duties it may owe us or our unitholders.
In determining whether to seek approval from the conflicts committee, the board of directors of our general partner considers a variety of factors, including the size and dollar amount involved in the potential transaction, the type of assets involved in the potential transaction, the various parties to the transaction, the interests of the various board members (if any) in the potential transaction, the interests of Alon Energy and its affiliates (if any) in the potential transaction, and any other factors the board of directors deems relevant in determining whether it should seek approval from the conflicts committee.
Executive Officers and Directors
Generally, the executive officers of our general partner are also executive officers of Alon Energy, and are providing their services to our general partner and us pursuant to the services agreement entered into among us, Alon Energy and our general partner. The executive officers listed below divide their working time between the management of Alon Energy and us. The approximate weighted average percentages of the amount of time the executive officers spent on management of our business in 2013 are as follows: David Wiessman (25%), Jeff D. Morris (25%), Paul Eisman (25%), Shai Even (25%), Jimmy C. Crosby (25%), Alan Moret (25%), Claire Hart (25%), Michael Oster (25%) and Kyle McKeen (25%). Jeff Brorman, our Vice President of Refining, devotes 100% of his time to our operations.

The table below sets forth the names, positions and ages of the executive officers and directors of our general partner.

Name	Age	Position With Our General Partner
David Wiessman	59	Executive Chairman of the Board of Directors
Jeff D. Morris	62	Vice Chairman of the Board of Directors
Paul Eisman	58	President, Chief Executive Officer and Director
Itzhak Bader	67	Director
Boaz Biran	50	Director
Snir Wiessman	32	Director
Eitan Raff	71	Director
Mordehay Ventura	58	Director
Sheldon Stein	60	Director
Ella Ruth Gera	57	Director
Shraga Biran	81	Director
Shai Even	45	Senior Vice President, Chief Financial Officer
Jimmy C. Crosby	54	Senior Vice President and Chief Operating Officer
Alan Moret	59	Senior Vice President of Supply
Claire Hart	58	Senior Vice President
Michael Oster	42	Senior Vice President of Mergers and Acquisitions
James Ranspot	43	Senior Vice President, General Counsel & Secretary
Kyle McKeen	50	Vice President of Wholesale Marketing
Jeff Brorman	46	Vice President of Refining
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
Itzhak Bader-Director. Mr. Bader joined the board of directors of our general partner in November 2012. Mr. Bader has served as a director of Alon Energy since August 2000. Mr. Bader has also served as Chairman of the Board of Directors of Alon Israel since 1993. He is Chairman of Granot Cooperative Regional Organization Corporation, a purchasing organization of the Kibbutz movement, a position he has held since 1995. In addition, he is also Chairman of Gat Givat Haim Agricultural Cooperative for Conservation of Agricultural Production Ltd., an Israeli beverage producer, a position he has held since 1999. Mr. Bader has also been the Co-Chairman of Dor-Alon Energy in Israel (1988) Ltd. since 2005, a director of Alon Holdings Blue Square-Israel, Ltd. since 2003 and a director of Blue Square Real Estate Ltd. since 2005, each a subsidiary of Alon Israel. We believe that Mr. Bader’s experience gained while serving as a director on a number of companies’ boards, including several chairman positions, qualifies him to serve as a member of the board of directors of our general partner.
Boaz Biran-Director. Mr. Biran joined the board of directors of our general partner in November 2012. Mr. Biran has served as director of Alon Energy since May 2002. Mr. Biran has been a director of Bielsol since 1998 and served as Chairman of the Board of Directors of Rosebud Real Estate Ltd., an investment company in Israel listed on the TASE, since November 2003. Mr. Biran was also a partner in Shraga F. Biran & Co., a law firm in Israel, from 1999 to 2008. We believe that Mr. Biran’s broad business background and experience, legal expertise and directorship experience qualify him to serve as a member of the board of directors of our general partner.
Snir Wiessman-Director. Mr. S. Wiessman joined the board of directors of our general partner in November 2012. Mr. S. Wiessman has served as a director of Alon Brands, Inc., a subsidiary of Alon Energy, since November 2008. Mr. S. Wiessman has served as a Business Development and M&A Manager of Alon Israel since August 2007. Mr. Wiessman has also served as a Director of Dor-Alon Fuel Stations Operation Ltd., an Israeli gas station and convenience store operator, from August 2003 to October 2010 and AM:PM, an Israeli convenience store operator, from January 2008 to October 2010. AM:PM and Dor-Alon Fuel Station Operation Ltd. merged in October 2010 and Mr. S. Wiessman has served as a director in the merged entity, Dor-Alon Retail Sites Management, since this time. Dor-Alon Retail Sites Management is a subsidiary of Dor-Alon Energy in Israel (1988) Ltd., which is listed on the TASE. Mr. S. Wiessman holds a Bachelors in Science in Electrical Engineering from Ben Gurion University and a Masters of Business Administration from Tel Aviv University. Snir Wiessman is the son of David Wiessman, who is also a member of the board of directors of our general partner. We believe Mr. S. Wiessman’s broad business background and experience qualify him to serve as a member of the board of directors of our general partner.
Eitan Raff-Director. Mr. Raff joined the board of directors of our general partner in November 2012. Mr. Raff has served as a director of Verifone Systems, Inc. since October 2007. Mr. Raff currently serves as a financial consultant to Wolfson Clore Mayer Ltd. and as a senior advisor to Morgan Stanley. Mr. Raff is also chairman of the public board of Youth Leading Change, a non-profit association, and previously served as the Accountant General (Treasurer) in the Israeli Ministry of Finance. Mr. Raff holds a B.A. and M.B.A. from the Hebrew University of Jerusalem. Mr. Raff currently serves on the boards of directors of Israel Corp. Ltd. and a number of privately-held corporations. Mr. Raff previously served as chairman of the board of directors of Bank Leumi le Israel B.M., Bank Leumi USA and Bank Leumi UK plc from 1995 until 2010. He currently serves on the investment and capital structure committee of Israel Corp. While serving on the Bank Leumi le Israel B.M. board, Mr. Raff served on a number of committees of the board of directors, including the committees on credit, finance, administration, conflicts of interest and risk management. We have concluded that Mr. Raff’s experience gained while serving as a director on a number of companies’ boards, including several chairman positions, qualifies him to serve as a member of the board of directors of our general partner.
Mordehay Ventura-Director. Mr. Ventura joined the board of directors of our general partner in November 2012. Mr. Ventura has been the Chief Executive Officer of Mishkey Hadarom Aguda Haklait Shitufit Ltd. since 2004. Mr. Ventura has been a Director at Alon Holdings Blue Square-Israel Ltd since March 22, 2012. He serves as a Director in Oil Holdings (Founded by the Kibbutzim Organizations) Ltd., Alon Israel Oil Company Ltd., Dor Alon Energy in Israel (1988) Ltd., Dor

Alon Retail Sites Management Ltd. Gan Smuel Mazon Ltd., Ganir (1992) Ltd., Hadarey Nitzanim Aguda Haklait Shitufit Ltd., Sivey Hadarom (S.D.) Ltd., Hanegev Aguda Haklait Shitufit Transport Company Ltd., Megadley Drom Yehuda Aguda Haklait Shitufit Ltd., Shkedey Drom Yehuda Aguda Haklait Shitufit Ltd., Zeitey Drom Yehuda Aguda Haklait Shitufit Ltd., Hazera (1939) Ltd., Megadley Zraim Ltd., the Egg and Poultry Board, Yoav Regional Council, Amal Darom Aguda Haklait Shitufit Ltd., Marbek Services and assets (2002) Ltd., Shovre Bar Import Feeding Stuff Ltd., Mishkey Dan Partnership, Dana Finance Services Ltd., Amber Machon Letaarovet Aguda Haklait Shitufit Merkazit Ltd., and Tnuva Holdings. Mr. Ventura serves as a Director in several companies, including companies within Alon Israel Oil Company Ltd. group, companies related to Miskey Hadarom and others. Mr. Ventura holds a BA degree in Economics and Business Administration from the Rupin College. We have concluded that Mr. Ventura’s experience gained while serving as a director on a number of companies’ boards and extensive experience in the financial industry qualifies him to serve as a member of the board of directors of our general partner.
Sheldon Stein-Director. Mr. Stein joined the board of directors of our general partner in February 2013. Mr. Stein also serves as the President and Chief Executive Officer of Glazer’s Distributors, one of the nation’s largest distributors of wine, spirits and malt products, a position he has held since July 2010. From February 2008 until July 2010, Mr. Stein was a Vice Chairman and Head of Southwest Investment Banking for Bank of America, Merrill Lynch. Prior to joining Merrill Lynch, Mr. Stein was a Senior Managing Director and ran Bear Stearns’ Southwest Investment Banking Group for over 20 years. Mr. Stein received a Bachelors degree Magna Cum Laude with honors from Brandeis University where he was a member of Phi Beta Kappa and a J.D. from Harvard Law School. He is a director of The Men’s Wearhouse, Inc. and Ace Cash Express and is also on the advisory board of Amegy Bank. We have concluded that Mr. Stein’s broad business background and experience gained while serving as a director on a number of companies’ boards qualifies him to serve as a member of the board of directors of our general partner.
Ella Ruth Gera-Director. Ms. Gera joined the board of directors of our general partner in November 2013. Ms. Gera is a corporate attorney, economist and founding partner of Gottlieb, Gera, Engel & Co., Advocates, a law firm specializing in international and cross-border transactions. Ms. Gera is a member of the Israel Bar and holds an LL.B. from the Tel Aviv University and a B.A. in Economics from the Hebrew University of Jerusalem. Ms. Gera currently serves as a director, and chairs the audit and balance sheet committees, of Tadbik Ltd, a publicly-traded company listed on the Tel Aviv Stock Exchange, as well as a director of Danred Ltd., a family-owned company. In addition to her legal and corporate work, Ms. Gera serves the chair of the Haifa and Galilee Music Centre and is the founder and chair of the Friends of the Women’s Network. Ms. Gera has previously served as Deputy Mayor of the Town of Kfar Shmaryahu, as the executive director of The Israel Women’s Network, (R.A.), as founder and director of the Business Circle at The Israel Democracy Institute, Israel’s leading non-partisan think tank, and has held leadership positions for numerous other civic and legal organizations. We have concluded that Ms. Gera’s experience gained while serving as a director on a number of companies’ boards and experience as audit committee chairperson qualifies her to serve as a member of the board of directors of our general partner.
Shraga F. Biran-Director. Mr. Biran joined the board of directors of our general partner in November 2013. Mr. Biran is the founder and a senior partner of Shraga F. Biran & Company, a premier law firm with an office in Tel-Aviv. In 2010 Mr. Biran established the Institute for Structural Reforms, which aims to offer and promote new policies culminating in structural reforms in the field of intellectual property, urban renewal and geo-politics in the Middle East. In 2008 Mr. Biran was appointed Chairman of Israel's National Task-Force on Urban Renewal by the late Israeli Minister of Housing and Land Authority. As a Chairman, one of his primary accomplishments was the creation of a draft law on the urban renewal of Israel that gained consensus both in the government and with the public. Mr. Biran is a significant shareholder in Alon Israel Oil Company Ltd., which is the parent company of Alon Energy. We have concluded that Mr. Biran’s broad business background and experience gained while serving as a director on a number of companies’ boards, including serving as chairman, qualifies him to serve as a member of the board of directors of our general partner.
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

Jimmy C. Crosby-Senior Vice President and Chief Operating Officer. Mr. Crosby was appointed Senior Vice President of our general partner in March 2013 and the Chief Operating Officer of our general partner in November 2012. Mr. Crosby served as Vice President of Refining of our general partner from August 2012 to March 2013. Mr. Crosby has served as Vice President of Refining-Big Spring of Alon Energy since January 2010, with responsibility for operations at the Big Spring refinery. Prior to this, Mr. Crosby served as Vice President of Refining-California Refineries of Alon Energy from March 2009 until January 2010, as Vice President of Refining and Supply from May 2007 to March 2009, as Vice President of Supply and Planning from May 2005 to May 2007 and as General Manager of Business Development and Planning from August 2000 to May 2005. Prior to joining Alon Energy, Mr. Crosby worked with FINA from 1996 to August 2000 where he last held the position of Manager of Planning and Economics for the Big Spring refinery.
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
James Ranspot-Senior Vice President, General Counsel & Secretary. Mr. Ranspot was appointed to the position of Senior Vice President, General Counsel and Secretary of our general partner in March 2013 and previously served as its Chief Legal Counsel - Corporate from August 2012. Mr. Ranspot has served as Alon Energy’s Senior Vice President, General Counsel and Secretary since March 2013, and prior thereto as Alon Energy’s Chief Legal Counsel - Corporate from August 2012 until March 2013, and Assistant General Counsel from June 2006. Prior to joining Alon, Mr. Ranspot practiced corporate and securities law, with a focus on public and private merger and acquisition transactions and public securities offerings.
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
Jeff Brorman-Vice President of Refining. Mr. Brorman was appointed Vice President of Refining of our general partner in March 2013. Prior to being appointed to this position, Mr. Brorman has served in the following positions at the Big Spring Refinery: Operations Manager from January 2009 to March 2013, Technical Manager from May 2005 to January 2009 including Refinery Rebuild Manager from February 2008 to October 2008, Capital Projects Manager from May 2004 to May 2005, Southside Operations Superintendent from August 2000 to May 2004. Prior to joining Alon, Mr. Brorman worked with Atofina Petrochemicals, Inc. from August 1996 to August 2000 as a mechanical engineer.

Communications with Directors
Any unitholder or other interested party who wishes to communicate directly with the board of directors of our general partner, or any committee thereof, or any member or group of members of the board of directors of our general party or any committee thereof, may do so by writing to the board or the applicable committee thereof (or one or more named individuals) in care of the Secretary of Alon USA Partners GP, LLC, 12700 Park Central Drive, Suite 1600, Dallas, Texas 75251. All communications received will be collected by the Secretary of Alon USA Partners GP, LLC, and forwarded to the appropriate director or directors.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common units to file certain reports with the SEC and New York Stock Exchange concerning their beneficial ownership of our equity securities. Based on a review of these reports, other information available to us and written representations from reporting persons indicating that no other reports were required, all such reports concerning beneficial ownership were filed in a timely manner by reporting persons during the year ended December 31, 2013.
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
Objectives of Compensation Program
The objectives of Alon Energy’s compensation policies are to attract, motivate and retain qualified management and personnel who are highly talented while ensuring that executive officers and other employees are compensated in a manner that advances both the short- and long-term interests of unitholders. In pursuing these objectives, Alon Energy’s compensation committee believes that compensation should reward executive officers and other employees for both their personal performance and the performance of Alon Energy and its subsidiaries. For a detailed discussion of the compensation and benefits that Alon Energy provides to the officers noted above, please see Alon Energy’s most recent proxy statement as filed with the SEC.
The officers and all other personnel necessary for our business to function are employed and compensated by our parent Alon Energy, subject to the administrative services fee or reimbursement by us in accordance with the terms of the omnibus agreement. Under the omnibus agreement, none of Alon Energy’s long-term incentive compensation expense will be allocated to us. However, we will be responsible for paying the long-term incentive compensation expense associated with our long-term incentive plan described below. The executive officers that perform services for us who are also direct employees of Alon Energy will continue to participate in employee benefit plans and arrangements sponsored by Alon Energy, including plans that may be established in the future. Neither we nor our general partner have entered into any additional employment or benefit-related agreements with any of the individuals who provide executive officer services to us, and we do not anticipate entering into any such agreements in the near future.
Compensation paid by or awarded by us in 2013 with respect to the executive officers of Alon Energy that also provide services to us will reflect only the portion of compensation paid by Alon Energy that is allocated to us pursuant to Alon Energy’s allocation methodology and subject to the terms of the omnibus agreement. The compensation expenses that we incur pursuant to the omnibus agreement are based upon the amount of time spent by such officers managing our business and operations during the applicable fiscal year. Responsibility and authority for compensation-related decisions for Alon Energy’s executive officers resides with the board of directors of Alon Energy and its committees (other than compensation under our long-term incentive plan should we choose to issue awards directly to those individuals). Any such compensation decisions by Alon Energy will not be subject to any approvals by the board of directors of our general partner or any committees thereof.
The board of directors of our general partner may grant awards to individuals who support our operations, whether or not they also provide services to Alon Energy, pursuant to the long-term incentive plan described below. Our general partner adopted our long-term incentive plan to provide us with maximum flexibility with respect to the design of compensatory arrangements for individuals providing services to us; however, neither we nor our general partner have made any grants to our employees under the long-term incentive plan.
Compensation Program Elements
Alon Energy compensates its employees and named executive officers through a combination of base salary, annual bonuses and awards granted pursuant to its 2005 Incentive Compensation Plan. The Compensation Committee of Alon Energy considers each element of Alon Energy’s overall compensation program applicable to an employee or named executive officer when making any decision affecting that employee’s or named executive officer’s compensation. The particular elements of Alon Energy’s compensation program are explained below.
Base Salaries. Base salary levels are designed to attract and retain highly qualified individuals. Each executive officer is eligible to participate with Alon Energy’s other employees in an annual program for merit increases to the executive’s base salary. Pursuant to this program, each officer’s performance is evaluated annually utilizing a number of factors divided into three categories: (i) individual performance objectives and results, (ii) competencies in core skills and knowledge, and (iii) professional development. Each executive officer reviews his evaluation with Mr. Eisman and individualized performance objectives for the following year are established. Based on the results of these evaluations, each executive officer receives an overall score that is considered by the Compensation Committee of Alon Energy when determining any increase in base compensation. The precise amount of any increase in base compensation varies based on the executive’s current level of compensation when compared to others in the Company at the same pay grade and the results of the annual evaluation. The Compensation Committee of Alon Energy may also consider available information on prevailing compensation levels for executive-level employees at comparable companies in Alon Energy’s industry.
The range of various compensation elements for our named executive officers will be discussed in further detail within the “Compensation Discussion and Analysis” section of Alon Energy’s 2014 proxy statement.
Annual Bonuses. Executive officers and key employees may be awarded bonuses outside the plans described herein based on individual performance and contributions.
Bonus Plans. The board of directors of Alon Energy has approved three annual bonus plans pursuant to the 2005 Incentive Compensation Plan (collectively, the “ALJ Bonus Plans”). Annual cash bonuses under the ALJ Bonus Plans are distributed to eligible employees each year based on the previous year’s performance. Bonuses were paid to certain eligible employees in the second quarter of 2013 based on performance during Alon Energy’s 2012 fiscal year and if bonuses are payable based on performance during Alon Energy’s 2013 fiscal year, we expect such bonuses to be paid in the second or third quarter of 2014. Each of the ALJ Bonus Plans contains the same plan elements, which are described below. Participation in the ALJ Bonus Plans is based on the location of each employee as follows: (i) Alon Energy’s refining and marketing employees and Big Spring refinery employees are eligible to participate in one plan based primarily on the performance of Alon Energy’s Big Spring refinery, (ii) the employees of Alon Energy’s Paramount Petroleum Corporation subsidiary are eligible to participate in a second plan based primarily on the performance of Alon Energy’s California refineries, and (iii) the employees at the Krotz Springs refinery are eligible to participate in the third plan based primarily on the performance of Alon Energy’s Krotz Springs refinery. The bonus potential for Alon Energy’s named executive officers is based 33.3% on the bonus plan for employees of the Big Spring refinery, 33.3% on the bonus plan for employees of the California refineries and

33.3% on the bonus plan for employees of the Krotz Springs refinery. Under each of the ALJ Bonus Plans, bonus payments are based 37.5% on meeting or exceeding target reliability measures, 37.5% on meeting or exceeding target free cash flow measures and 25% on meeting or exceeding target safety and environmental objectives. The bonus pool available under each ALJ Bonus Plan is limited to 20% of the aggregate direct salary expenses of the employees eligible to participate in such plan for the applicable year. The bonus potential for Alon Energy’s named executive officers ranges from 65% to 100% of the respective executive officer’s base salary, as established in each executive officer’s employment agreement.
The Compensation Committee of Alon Energy believes that the Bonus Plans provide motivation for the eligible employees to attain Alon Energy’s financial objectives as well as refinery reliability and environmental and safety objectives, which have been designed to benefit Alon Energy in both the long- and short-term.
In addition to cash bonuses paid under the ALJ Bonus Plans, the Compensation Committee of Alon Energy awards cash bonuses from time to time to recognize exemplary results achieved by employees and named executive officers. The amount of any such cash bonus is determined based on the recipient’s pay grade, contribution to the project or result and the benefit to Alon Energy from the recipient’s efforts.
2005 Incentive Compensation Plan. In July 2005, the board of directors of Alon Energy approved the Alon USA Energy, Inc. 2005 Incentive Compensation Plan, and Alon Energy’s stockholders approved such plan at Alon Energy’s 2006 annual meeting of stockholders. In 2010, the board of directors of Alon Energy approved an amendment and restatement to such plan and the stockholder approved such amendment and restatement at Alon Energy’s 2010 annual meeting of stockholders. Alon Energy refers to such amended and restated plan as the Alon USA Energy, Inc. Amended and Restated 2005 Incentive Compensation Plan, or the 2005 Incentive Compensation Plan. The 2005 Incentive Compensation Plan is a component of Alon Energy’s overall executive incentive compensation program. The 2005 Incentive Compensation Plan permits the granting of awards in the form of options to purchase common stock, stock appreciation rights, restricted shares of common stock, restricted stock units, performance shares, performance units and senior executive plan bonuses to Alon Energy’s directors, officers and key employees. The Compensation Committee of Alon Energy believes that the award of equity-based compensation pursuant to the 2005 Incentive Compensation Plan aligns executive and stockholder long-term interests by creating a strong and direct link between executive compensation and stockholder return. The Compensation Committee of Alon Energy also utilizes equity-based compensation with multi-year vesting periods for purposes of executive officer retention. The specific amount of equity-based grants is determined by the Compensation Committee of Alon Energy primarily by reference to an employee’s level of authority within Alon Energy. Typically, all executive officers of the same level receive awards that are comparable in amount. The grant of restricted shares of common stock and similar equity-based awards also allows Alon Energy’s directors, officers and key employees to develop and maintain a long-term ownership position in Alon Energy. The 2005 Incentive Compensation Plan is currently administered, in the case of awards to participants subject to Section 16 of the Exchange Act, by the board of directors of Alon Energy and, in all other cases, by the Compensation Committee of Alon Energy. Subject to the terms of the 2005 Incentive Compensation Plan, the Compensation Committee of Alon Energy and the board of directors of Alon Energy have the full authority to select participants to receive awards, determine the types of awards and terms and conditions of awards, and interpret provisions of the 2005 Incentive Compensation Plan. Awards may be made under the 2005 Incentive Compensation Plan to eligible directors, officers and employees of Alon Energy and its subsidiaries, provided that awards qualifying as incentive stock options, as defined under the Internal Revenue Code of 1986, as amended, or the Code, may be granted only to employees.
Perquisites. Alon Energy’s use of perquisites as an element of compensation is limited in scope and amount. Alon Energy does not view perquisites as a significant element of compensation but does believe that in certain circumstances they can be used in conjunction with base salary to attract, motivate and retain qualified management and personnel in a competitive environment.
Retirement Benefits. Retirement benefits to Alon Energy’s senior management, including Alon Energy’s named executive officers, are currently provided through one of Alon Energy’s 401(k) plans and one of Alon Energy’s pension plans, each of which are available to most Alon Energy employees, and the Alon USA Energy, Inc. Benefits Restoration Plan, or Benefits Restoration Plan, which provides additional pension benefits to Alon Energy’s highly compensated employees. Non-represented employees, including senior management, are eligible to receive company matching of employee contributions into the 401(k) plan in which they participate of up to 3% of the employee’s base salary. Alon Energy’s pension plans and the Benefits Restoration Plan are discussed more fully below in the “2013 Pension Benefits” table included in this Annual Report.

Employment Agreements
As discussed more fully below in “Employment Agreements and Change of Control Arrangements,” Alon Energy has entered into employment agreements with each of its named executive officers. Alon Energy’s decision to enter into employment agreements and the terms of those agreements were based on the facts and circumstances at the time and an analysis of competitive market practices.
Methodology of Establishing Compensation Packages
The Compensation Committee of Alon Energy does not adhere to any specified formula for determining the apportionment of executive compensation between cash and non-cash awards. The Compensation Committee of Alon Energy attempts to design each compensation package to provide incentive to achieve Alon Energy’s performance objectives, appropriately compensate individuals for their experience and contributions and secure the retention of qualified employees. This is accomplished through a combination of the compensation program elements and, in certain instances, through specific incentives not generally available to all Alon Energy’s employees.
Chief Executive Officer Compensation
The annual compensation of Alon Energy’s Chief Executive Officer, Paul Eisman, is determined by the Compensation Committee of Alon Energy based on the compensation principles and programs described above. All cash compensation paid to and stock awards granted under the 2005 Incentive Compensation Plan to Mr. Eisman in 2013 will be reflected in the “Summary Compensation Table” set forth in Alon Energy’s 2014 proxy statement.
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
UARs. A UAR is the right to receive, in cash or in common units, as determined by the committee, an amount equal to the excess of the fair market value of one common unit on the date of exercise over the grant price of the UAR. The committee is able to make grants of UARs and will determine the time or times at which a UAR may be exercised in whole or in part. The exercise price of each UAR granted under the LTIP will be stated in the UAR agreement and may vary; provided, however, that, the exercise price must not be less than 100% of the fair market value per common unit as of the date of grant of the UAR unless that UAR Award is intended to otherwise comply with the requirements of Section 409A of the Code.
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
Phantom Units. Phantom Units are rights to receive common units, cash, or a combination of both at the end of a specified period. The committee may subject Phantom Units to restrictions (which may include a risk of forfeiture) to be specified in the Phantom Unit agreement that may lapse at such times determined by the committee. Phantom Units may be satisfied by delivery of common units, cash equal to the fair market value of the specified number of common units covered by the Phantom Unit, or any combination thereof determined by the committee. Except as otherwise provided by the committee in the Phantom Unit agreement or otherwise, Phantom Units subject to forfeiture restrictions may be forfeited upon termination of a Participant’s employment prior to the end of the specified period. Cash dividend equivalents may be paid during or after the vesting period with respect to a Phantom Units, as determined by the committee.
Unit Awards. The committee is authorized to grant common units that are not subject to restrictions. The committee may grant Unit Awards to any eligible person in such amounts as the committee, in its sole discretion, may select.
Substitute Awards. The LTIP permits the grant of Awards in substitution for similar awards held by individuals who become employees or directors as a result of a merger, consolidation or acquisition by us, an affiliate of another entity or the assets of another entity. Such substitute Awards that are Options or UARs may have exercise prices less than 100% of the fair market value per common unit on the date of the substitution if such substitution complies with Section 409A of the Code and its regulations, and other applicable laws and exchange rules.

Unit-Based Awards. The LTIP permits the grant of other Unit-Based Awards, which are Awards that may be based, in whole or in part, on the value or performance of a common unit or are denominated or payable in common units. Upon settlement, the Unit-Based Award may be paid in common units, cash or a combination thereof, as provided in the Award agreement.
Cash Awards. The LTIP permits the grant of Awards denominated in and settled in cash. Cash Awards may be based, in whole or in part, on the value or performance of a common unit.
Performance Awards. The committee may condition the right to exercise or receive an Award under the LTIP, or may increase or decrease the amount payable with respect to an Award, based on the attainment of one or more performance conditions deemed appropriate by the committee.
DERs. The committee may grant DERs in tandem with Awards under the LTIP (other than an award of Restricted Units or Unit Awards), or they may be granted alone. DERs entitle the participant to receive cash equal to the amount of any cash distributions made by us during the period the DER is outstanding. Payment of a DER issued in connection with another Award may be subject to the same vesting terms as the Award to which it relates or different vesting terms, in the discretion of the committee.
Miscellaneous
Tax Withholding. At our discretion, subject to conditions that the committee may impose, a participant’s minimum statutory tax withholding with respect to an Award may be satisfied by withholding from any payment related to an Award or by the withholding of common units issuable pursuant to the Award based on the fair market value of the common units.
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
Summary Compensation Table
As previously noted, the cash compensation and benefits for Named Executive Officers were not paid by us, but rather by Alon Energy. Information regarding the compensation paid to Names Executive Officers as consideration for the services they perform for us will be reported in Alon Energy’s 2014 proxy statement.
2013 Grants of Plan-Based Awards
No grants of plan-based awards were made to any of the Named Executive Officers during the last completed fiscal year.
Outstanding Equity Awards at Fiscal Year-End 2013
There are no restricted or performance units held by any of our Named Executive Officers as of December 31, 2013.
2013 Option Exercises and Units Vested
No unit awards were held by our Named Executive Officers and therefore no vesting occurred during 2013.

Pension Benefits
As previously noted, employment benefits, including pension benefits, for our Named Executive Officers are provided by Alon Energy and will be reported in Alon Energy’s 2014 proxy statement.
Employee Agreements and Change of Control Agreements
Each of our Named Executive Officers has an employment agreement with Alon Energy. The details of such employment agreements, including payments triggered upon the occurrence of death, disability, termination, resignation, retirement or a change of control will be described in Alon Energy’s 2014 proxy statement.
Officers or employees of Alon Energy or its subsidiaries who also serve as directors of our general partner do not receive additional compensation for such service. Directors of our general partner who are not also officers or employees of Alon Energy or its subsidiaries receive compensation for service on the board of directors and its committees.
We pay each director who is not also an officer or employee of Alon Energy or its subsidiaries an annual retainer of $50,000. In addition, each independent director and each other non-employee director who is not affiliates with Alon Israel, Alon Energy’s parent corporation, will receive $25,000 annually in restricted equity interests which vest in three equal installments on each of the first, second and third anniversaries of the grant date. In addition, each such director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board and committee meetings. We pay meeting fees to such directors in the amount of $1,500 for each in-person board or committee meeting, and $900 for each telephonic board or committee meeting. We pay the audit committee chairman an annual amount of $10,000. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to our partnership agreement.
The table below sets forth the compensation earned during the year ended December 31, 2013 by each director who was not also an officer or employee of Alon Energy or its subsidiaries:

Name	Fees Earned or Paid in Cash	Equity Awards	All Other Compensation	Total
Eitan Raff	$66,600	$25,000	$—	$91,600
Sheldon Stein	60,500	25,000	—	85,500
Itzhak Bader	—	—	—	—
Boaz Biran	—	—	—	—
Snir Wiessman	—	—	—	—
Mordehay Ventura	—	—	—	—
Ella Ruth Gera	—	—	—	—
Shraga Biran	—	—	—	—

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table presents information regarding the number of common units representing limited partner interests of the Partnership beneficially owned as of March 1, 2014 by each director and named executive officer of our general partner, and all directors and executive officers of our general partner as a group. In addition, the table presents information about each person known by the Partnership to beneficially own 5% or more of our common units. Unless otherwise indicated by footnote, the beneficial owner exercises sole voting and investment power over the units. Additionally, unless otherwise indicated by footnote, the percentage of outstanding common units is calculated on the basis of 62,502,467 of our common units outstanding as of March 1, 2014.

Beneficial Unit Ownership
Directors, Executive Officers and 5% Unitholders	Number of Units	Percentage of Outstanding Common Units
Directors and Executive Officers:
David Wiessman	—	—
Itzhak Bader	—	—
Boaz Biran	—	—
Snir Wiessman	—	—
Eitan Raff	1,563	*
Jeff D. Morris	—	—
Mordehay Ventura	—	—
Sheldon Stein	904	*
Ella Ruth Gera	—	—
Shraga Biran	—	—
Paul Eisman	—	—
Shai Even	—	—
Alan Moret	—	—
Michael Oster	—	—
Claire Hart	—	—
Kyle McKeen	—	—
All directors and executive offers as a group (18 persons)	2,467	*
5% or more Unitholders:
Alon USA Energy, Inc. (1)	51,000,000	81.60%
_____________________________
*    Indicates less than 1%

(1)
Alon Energy holds its common units through one of its subsidiaries, Alon Assets, Inc. Alon Energy owns 100% of the Class A voting common stock in Alon Assets, Inc. and 96.86% of all outstanding common stock. The remaining 3.14% of outstanding common stock, which is Class B non-voting common stock, is owned by certain existing and former members of Alon Energy’s management. Alon Energy also indirectly owns Alon USA Partners GP, LLC, which is our general partner and manages and operates our business and has a non-economic general partner interest in us. Voting and investment determinations of Alon Energy are made by its board of directors, which is comprised of the following members: David Wiessman, Jeff Morris, Zalman Segal, Itzhak Bader, Boaz Biran, Yeshayahu Pery, Ron Haddock, Avraham Shochat, Oded Rubinstein, Shlomo Even and Shraga Biran. As a result of, and by virtue of the relationships described above, each of David Wiessman, Jeff Morris, Zalman Segal, Itzhak Bader, Boaz Biran, Yeshayahu Pery, Ron Haddock, Avraham Shochat, Oded Rubinstein, Shlomo Even and Shraga Biran may be deemed to exercise voting and dispositive power with respect to securities held by Alon Assets, Inc.

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
Services Agreement
The Services Agreement among the Partnership, the General Partner and Alon Energy addresses certain aspects of the Partnership’s relationship with the General Partner and Alon Energy, including the provision by Alon Energy or its service subsidiary to the Partnership of certain general and administrative services and its agreement to reimburse Alon Energy for such services; and the provision by Alon Energy or its service subsidiary to the Partnership of such employees as may be necessary to operate and manage the Partnership’s business, and its agreement to reimburse Alon Energy for the expenses associated with such employees.
Pursuant to the Services Agreement, the Partnership has agreed to reimburse Alon Energy or its service subsidiary for (i) all reasonable direct and indirect costs and expenses incurred by it in connection with the performance of these services and (ii) all other reasonable expenses allocable to the Partnership or the General Partner or otherwise incurred by Alon Energy in connection with the operation of the Partnership’s business.
Tax Sharing Agreement
Under the terms of the Tax Sharing Agreement by and among the Partnership and Alon Energy, the Partnership must reimburse Alon Energy for the Partnership’s share of state and local income and other taxes borne by Alon Energy as a result of the Partnership’s results being included in a combined or consolidated tax return filed by Alon Energy.
Fuel Supply Agreement
Pursuant to the terms of the 20-year Fuel Supply Agreement between the Partnership and Southwest Convenience Stores, LLC (“Southwest”), a subsidiary of Alon Energy, the Partnership supplies substantially all of the motor fuel requirements of Alon Energy’s retail convenience stores. The volume of motor fuels sold under the Fuel Supply Agreement is determined monthly based upon Southwest’s estimated requirements. Southwest purchases such motor fuels at a price equal to the price per unit in effect at the time of delivery less applicable terminal discounts plus all applicable freight, taxes, pipeline tariff and delivery place differentials.
The Fuel Supply Agreement additionally provides for (i) Southwest’s mandatory participation in the Partnership’s credit card payment network, (ii) Southwest’s use of the “Alon” name and related marks in connection with the use of the credit card payment network and the resale of the motor fuels purchased pursuant to the Fuel Supply Agreement, and (iii) marketing services for the benefit of Southwest (at an additional cost).

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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit Fees. The aggregate fees billed by KPMG LLP (“KPMG”) for professional services rendered for the audit of Alon’s annual financial statements, the review of the financial statements included in this Annual Report on Form 10-K and quarterly reports on Form 10-Q were $0.3 million for the year ended December 31, 2013.
Audit-Related Fees. There were no fees billed by KPMG for assurance and related services related to the performance of audits or review of our financial statements and not described above under "Audit Fees" in 2013.
Tax Fees. No fees were billed by KPMG for professional services rendered for tax compliance, tax advice and tax planning in 2013.
All Other Fees. No fees were billed by KPMG for products and services not described above in 2013.
Pre-Approval Policies and Procedures. In general, all engagements of our outside auditors, whether for auditing or nonauditing services, must be pre-approved by the Audit Committee of our General Partner. During 2013, all of the services performed for us by KPMG were pre-approved by the Audit Committee of our General Partner, or for periods prior to the formation of the Partnership, by the Audit Committee of Alon Energy on our behalf. The Audit Committee has considered the compatibility of non-audit services with KPMG’s independence and believes the provision of such non-audit services is compatible with KPMG maintaining its independence.

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

10.4
Distributor Sales Agreement by and among Alon USA Partners, LP and Southwest Convenience Stores, LLC, dated November 26, 2012 (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Partnership on November 26, 2012, SEC File No. 001-35742).

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

10.9
Amended and Restated Supply and Offtake Agreement dated as of March 1, 2011 between J. Aron & Company and Alon USA, LP (incorporated by reference to Exhibit 10.82 to Alon USA Energy, Inc.’s Annual Report on Form 10-K filed on March 13, 2014, File No. 001-32567).

Exhibit No.	Description of Exhibit
10.10
Amendment to Supply and Offtake Agreement dated as of July 20, 2012 between J. Aron & Company and Alon USA, LP (incorporated by reference to Exhibit 10.84 to Alon USA Energy, Inc.’s Annual Report on Form 10-K filed on March 13, 2014, File No. 001-32567).

10.11
Amendment to Supply and Offtake Agreement dated as of February 1, 2013 between J. Aron & Company and Alon USA, LP (incorporated by reference to Exhibit 10.84 to Alon USA Energy, Inc.’s Annual Report on Form 10-K filed on March 13, 2014, SEC File No. 001-32567).

10.12
Pipeline and Terminals Agreement, dated February 28, 2005, between Alon USA, LP and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.8 to Alon USA Energy, Inc.’s Registration Statement on Form S-1, filed May 11, 2005, Registration No. 333-124797).

10.13
First Amendment of Pipelines and Terminals Agreement, effective as of September 1, 2008, between Holly Energy Partners, L.P. and Alon USA, LP (incorporated by reference to Exhibit 10.24 to Form S-1, filed by the Partnership on October 26, 2012, SEC File No. 333-183671).

10.14
Second Amendment to Pipelines and Terminals Agreement, dated as of March 1, 2011, between Holly Energy Partners, L.P. and Alon USA, LP (incorporated by reference to Exhibit 10.25 to Form S-1, filed by the Partnership on October 26, 2012, SEC File No. 333-183671).

10.15
Third Amendment to Pipelines and Terminals Agreement, dated as of June 6, 2011, between Holly Energy Partners, L.P. and Alon USA, LP (incorporated by reference to Exhibit 10.26 to Form S-1, filed by the Partnership on October 26, 2012, SEC File No. 333-183671).

10.16
Pipeline Lease Agreement, dated as of December 12, 2007, between Plains Pipeline, L.P. and Alon USA, L.P. (incorporated by reference to Exhibit 10.1 to Alon USA Energy, Inc.’s Current Report on Form 8-K filed on February 5, 2008, File No. 001-32567).

10.17
Pipelines Lease Agreement, dated as of February 21, 1997, between Navajo Pipeline Company and American Petrofina Pipe Line Company (incorporated by reference to Exhibit 10.6 to Alon USA Energy, Inc.’s Registration Statement on Form S-1, filed May 11, 2005, Registration No. 333-124797).

10.18
Connection and Shipping Agreement, dated June 14, 2006, by and between Centurion Pipeline L.P. and Alon USA, LP (incorporated by reference to Exhibit 10.29 to Form S-1, filed by the Partnership on October 26, 2012, SEC File No. 333-183671).

10.19
Amendment No. 1 to Connection and Shipping Agreement, effective as of April 1, 2012, by and between Alon USA, LP and Centurion Pipeline L.P. (incorporated by reference to Exhibit 10.30 to Form S-1, filed by the Partnership on October 26, 2012, SEC File No. 333-183671).

10.20
Second Amended Revolving Credit Agreement, dated as of May 23, 2013, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Partnership on May 24, 2013, SEC File No. 001-35742).

10.21*	Directors’ Compensation Summary (incorporated by reference to Exhibit 10.22 to Form S-1, filed by the Partnership on October 31, 2012, SEC File No. 333-183671).
10.22*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.34 to Form S-1, filed by the Partnership on October 31, 2012, SEC File No. 333-183671).
21.1	List of Subsidiaries of Alon USA Partners, LP.
23.1	Consent of KPMG LLP.
31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
100
The following financial information from Alon USA Partners, LP's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Stockholders' Equity, (iv) Statements of Cash Flows and (v) Notes to Financial Statements.

______________________
* Identifies management contracts and compensatory plans or arrangements.

ALON USA PARTNERS, LP AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Board of Directors of Alon USA Partners GP, LLC and
Unit Holders of Alon USA Partners, LP:

We have audited the accompanying consolidated balance sheets of Alon USA Partners, LP and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alon USA Partners, LP and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alon USA Partners, LP’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Dallas, Texas
March 13, 2014

Report of Independent Registered Public Accounting Firm
To the Board of Directors of Alon USA Partners GP, LLC and
Unit Holders of Alon USA Partners, LP:

We have audited Alon USA Partners, LP’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alon USA Partners, LP’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Alon USA Partners, LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alon USA Partners, LP and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 13, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Dallas, Texas
March 13, 2014

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$153,583	$66,001
Accounts and other receivables, net	123,781	104,119
Accounts and other receivables, net - related parties	14,621	14,519
Inventories	49,146	57,034
Prepaid expenses and other current assets	4,642	6,868
Total current assets	345,773	248,541
Property, plant and equipment, net	472,885	483,061
Other assets, net	31,266	31,821
Total assets	$849,924	$763,423
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$280,774	$202,121
Accrued liabilities	44,492	42,218
Current portion of long-term debt	2,500	2,500
Total current liabilities	327,766	246,839
Other non-current liabilities	34,894	42,047
Long-term debt	341,822	292,811
Total liabilities	704,482	581,697
Commitments and contingencies (Note 15)
Partners’ equity:
General Partner	—	—
Common unitholders - 62,502,467 and 62,500,000 units issued and outstanding at December 31, 2013 and 2012, respectively	145,442	181,726
Total partners’ equity	145,442	181,726
Total liabilities and partners’ equity	$849,924	$763,423

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per unit data)

	Year Ended December 31,
	2013	2012	2011
			Predecessor
Net sales (1)	$3,430,287	$3,476,817	$3,207,969
Operating costs and expenses:
Cost of sales	3,073,044	2,883,741	2,722,918
Direct operating expenses	110,940	100,908	98,178
Selling, general and administrative expenses	22,276	22,807	15,633
Depreciation and amortization	45,329	46,009	40,448
Total operating costs and expenses	3,251,589	3,053,465	2,877,177
Loss on disposition of assets	(21)	—	—
Operating income	178,677	423,352	330,792
Interest expense	(40,474)	(22,235)	(16,719)
Interest expense - related parties	—	(15,691)	(17,067)
Other income, net	23	8	18
Income before state income tax expense	138,226	385,434	297,024
State income tax expense	2,004	3,536	2,597
Net income	$136,222	$381,898	$294,427

Net income	$136,222	$381,898
Less: Net income attributable to Predecessor operations	—	344,778
Net income attributable to Alon USA Partners, LP	$136,222	$37,120
Earnings per limited partner unit	$2.18	$0.59
Weighted average common units outstanding (in thousands)	62,502	62,500
Cash distribution per limited partner unit	$2.76	$—
___________

(1)	Includes sales to related parties of $600,710, $588,828 and $553,253 for the years ended December 31, 2013, 2012 and 2011, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(dollars in thousands)

	Alon USA Partners, LP Predecessor	Common Unitholders	General Partner	Total Partners’ Equity
Balance at December 31, 2010	$9,664	$—	$—	$9,664
Net cash payments to Alon Energy	(201,402)	—	—	(201,402)
Net income	294,427	—	—	294,427
Balance at December 31, 2011	102,689	—	—	102,689
Net cash payments to Alon Energy	(410,106)	—	—	(410,106)
Net income attributable to Predecessor operations	344,778	—	—	344,778
Proceeds from initial public offering, net of offering costs	167,769	—	—	167,769
Assumption of term loan facility, net of financing costs	(238,687)	—	—	(238,687)
Conversion of subordinated debt - related parties	178,163	—	—	178,163
Predecessor equity transferred to common unitholders	(144,606)	144,606	—	—
Net income attributable to Alon USA Partners, LP	—	37,120	—	37,120
Balance at December 31, 2012	—	181,726	—	181,726
Distributions paid to unitholders	—	(172,506)	—	(172,506)
Net income attributable to Alon USA Partners, LP	—	136,222	—	136,222
Balance at December 31, 2013	$—	$145,442	$—	$145,442

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
			Predecessor
Cash flows from operating activities:
Net income	$136,222	$381,898	$294,427
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	45,329	46,009	40,448
Non-cash interest on subordinated debt - related parties	—	15,691	17,067
Amortization of debt issuance costs	1,990	2,105	1,450
Amortization of original issuance discount	511	61	—
Loss on disposition of assets	21	—	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(19,662)	(3,266)	(27,444)
Accounts and other receivables, net - related parties	(102)	(1,731)	(859)
Inventories	7,888	(25,296)	7,317
Prepaid expenses and other current assets	2,226	(811)	(3,579)
Other assets, net	(1,634)	1,978	(17,601)
Accounts payable	53,453	90,802	(63,875)
Accrued liabilities	(2,752)	14,378	(4,561)
Other non-current liabilities	(7,153)	7,007	15,785
Net cash provided by operating activities	216,337	528,825	258,575
Cash flows from investing activities:
Capital expenditures	(23,390)	(24,490)	(12,460)
Capital expenditures for turnarounds and catalysts	(6,236)	(7,279)	(7,085)
Net cash used in investing activities	(29,626)	(31,769)	(19,545)
Cash flows from financing activities:
Distributions paid to unitholders	(31,746)	—	—
Distributions paid to unitholders - Alon Energy	(140,760)	—	—
Net cash payments to Alon Energy	—	(410,106)	(201,402)
Proceeds from initial public offering, net of offering costs	—	167,769	—
Repayment of subordinated debt - related parties	—	(171,120)	—
Revolving credit facility, net	51,000	(151,000)	78,000
Payments on long-term debt	(2,500)	—	—
Inventory agreement transactions	25,200	—	1,165
Deferred debt issuance costs	(323)	(2,543)	(1,200)
Net cash used in financing activities	(99,129)	(567,000)	(123,437)
Net increase (decrease) in cash and cash equivalents	87,582	(69,944)	115,593
Cash and cash equivalents, beginning of period	66,001	135,945	20,352
Cash and cash equivalents, end of period	$153,583	$66,001	$135,945
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$38,807	$19,598	$15,775
Cash paid for income tax	$2,004	$2,597	$136
Supplemental disclosure of non-cash activity:
Capital expenditures included in accrued liabilities	$5,026	$—	$—
Conversion of subordinated debt - related parties	$—	$178,163	$—
Assumption of term loan facility, net of financing costs	$—	$(238,687)	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

(1)	Description and Nature of Business
As used in this report, the terms “Alon,” the “Partnership,” “we,” “us” or “our” refer to Alon USA Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole. References in this report to “Alon Energy” refer collectively to Alon USA Energy, Inc. and any of its subsidiaries, other than Alon USA Partners, LP, its subsidiaries and its general partner.
Alon is a Delaware limited partnership formed in August 2012 by Alon Energy and its wholly owned subsidiary Alon USA Partners GP, LLC (the “General Partner”). In November 2012, we completed the initial public offering of 11,500,000 common units representing limited partner interests at a price of $16.00 per unit (the “Offering”).
Our initial net assets were contributed to us by Alon Energy in exchange for 51,000,000 common units, representing an 81.6% interest in the Partnership and 100% non-economic ownership interest in the General Partner. As an entity under common control of Alon Energy, we recorded the net assets that Alon Energy contributed to us concurrently with the completion of the Offering at Alon Energy’s historical basis.
We are a refiner and marketer of petroleum products operating primarily in the South Central and Southwestern regions of the United States. We own and operate a crude oil refinery in Big Spring, Texas with crude oil throughput capacity of 70,000 barrels per day, or “bpd”, which we refer to as the Big Spring refinery. We refine crude oil into petroleum products, including gasoline, diesel, jet fuel, petrochemicals, petrochemical feedstocks, asphalts and other petroleum products, which we market primarily in West and Central Texas, Oklahoma, New Mexico and Arizona. We refer to our operations in this region as our physically integrated system because it supplies Alon branded and unbranded distributors in this region with motor fuels produced at the Big Spring refinery. We distribute fuel products through a product pipeline and terminal network, which we own or access through leases or long-term throughput agreements. Our physically integrated system includes Alon Energy’s owned and operated retail convenience stores. We operate in a single reportable segment for financial reporting purposes based on how the business is managed.

(2)	Summary of Significant Accounting Policies
(a) Basis of Presentation
The consolidated financial statements and related notes for the periods beginning and following November 27, 2012, include the accounts of the Partnership and its subsidiaries. Additionally, the accompanying financial statements and related notes for periods presented through November 26, 2012 present the combined financial position, results of operations, cash flows and partners’ equity of Alon USA Partners, LP Predecessor (“Predecessor”), our predecessor for accounting purposes, at historical cost. All significant intercompany balances and transactions have been eliminated.
(b) Use of Estimates
These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
(c) Revenue Recognition
Substantially all of our revenues are derived from the sale of refined products. Revenues from sales of refined products are earned and realized upon transfer of title to the customer based on the contractual terms of delivery (including payment terms and prices). Generally, title transfers at the refinery or terminal when the refined product is loaded into the common carrier pipelines, trucks or railcars (free on board origin). In some situations, title transfers at the customer’s destination (free on board destination).
We occasionally enter into refined product buy/sell arrangements, which involve linked purchases and sales related to refined product sales contracts entered into to address location, quality or grade requirements. These buy/sell transactions are included on a net basis in sales in the consolidated statements of operations and profits are recognized when the exchanged product is sold.
Revenue from our inventory financing agreement (Note 8) is reported on a gross basis as we are considered a principal in this agreement.

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

In the ordinary course of business, logistical and refinery production schedules necessitate the occasional sale of crude oil to third parties. All purchases and sales of crude oil are recorded net in cost of sales in the consolidated statements of operations.
(d) Cost Classifications
Cost of sales includes principally crude oil, blending materials, other raw materials and transportation costs. Cost of sales excludes depreciation and amortization, which is presented separately in the consolidated statements of operations.
Direct operating expenses include costs associated with the actual operations of the refinery, such as energy and utility costs, routine maintenance, labor, insurance and environmental compliance costs. These costs also include actual costs incurred by Alon Energy and allocated to us. All operating costs associated with our crude oil and product pipelines are considered to be transportation costs and are reflected in cost of sales in the consolidated statements of operations.
Selling, general and administrative expenses primarily include corporate overhead costs and marketing expenses. These costs also include actual costs incurred by Alon Energy and allocated to us.
Interest expense includes interest expense, letters of credit, financing costs associated with crude oil purchases, financing fees, and amortization of both original issuance discount and deferred debt issuance costs but excludes capitalized interest.
(e) Cash and Cash Equivalents
All highly-liquid instruments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.
(f) Accounts Receivable
Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade accounts receivables. Credit is extended based on evaluation of the customer’s financial condition and in certain circumstances collateral, such as letters of credit, prepayments or guarantees are required, as management deems appropriate. Reserve for bad debts is based on a combination of current sales and specific identification methods.
Credit risk is minimized as a result of the ongoing credit assessment of our customers and a lack of concentration in our customer base. Credit losses are charged to allowance for doubtful accounts when deemed uncollectible. Our allowance for doubtful accounts is reflected as a reduction of accounts receivable in the consolidated balance sheets.
The balance in allowance for doubtful accounts was $277 for each of the years ended December 31, 2013, 2012 and 2011.
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
Crude oil inventory consigned to others represents inventory that was sold to third parties, which we are obligated to repurchase at the end of the respective agreements (Note 8). As a result of this requirement to repurchase the inventory, no revenue was recorded on these transactions and the inventory volumes remain valued under the LIFO method.
(h) Hedging Activity
We participate in Alon Energy’s company-wide risk management program. All derivative instruments are recorded in the consolidated balance sheets as either assets or liabilities measured at their fair value. We consider all commodity forwards, futures and option contracts to be part of our risk management strategy. We have elected not to designate these commodity contracts as cash flow hedges for financial accounting purposes. Accordingly, net unrealized gains and losses for changes in the fair value on open commodity derivative contracts are recognized in cost of sales in the consolidated statements of operations.
The derivative transaction related to the inventory financing agreement has been designated as a fair value hedge of inventory. The gain or loss on the derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in earnings in the same period.
(i) Property, Plant and Equipment
The carrying value of property, plant and equipment includes the fair value of the asset retirement obligation and has been reflected in the consolidated balance sheets at cost, net of accumulated depreciation.

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

Property, plant and equipment, net of salvage value, are depreciated using the straight-line method at rates based on the estimated useful lives for the assets or groups of assets, beginning in the first month of operation following acquisition or completion. We capitalize interest costs associated with major construction projects based on the effective interest rate on aggregate borrowings.
Expenditures for major replacements and additions are capitalized. Expenditures for routine repairs and maintenance costs are charged to direct operating expense as incurred. The applicable costs and accumulated depreciation of assets that are sold, retired, or otherwise disposed of are removed from the accounts and the resulting gain or loss is recognized as a gain or loss on disposition of assets in the consolidated statements of operations.
(j) Impairment of Long-Lived Assets and Assets To Be Disposed Of
We review long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its expected future cash flows, an impairment loss is recognized based on the excess of the carrying value of the impaired asset over its fair value. These future cash flows and fair values are estimates based on management’s judgment and assumptions. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs of disposition.
(k) Asset Retirement Obligations
The accounting standards established for asset retirement obligations require companies to recognize the liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event, if the amount can be reasonably estimated.
We have asset retirement obligations with respect to our refinery due to various legal obligations to clean and/or dispose of these assets at the time they are retired. However, the majority of these assets can be used for extended and indeterminate periods of time provided that they are properly maintained and/or upgraded. It is our practice and intent to continue to maintain these assets and make improvements based on technological advances. When a date or range of dates can reasonably be estimated for the retirement of these assets or any component of these assets, we will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using established present value techniques.
(l) Turnarounds and Chemical Catalysts Costs
We record the cost of planned major refinery maintenance, referred to as turnarounds, and chemical catalyst used in the refinery process units, which are typically replaced in conjunction with planned turnarounds, in “Other assets” in the consolidated balance sheets. Turnaround and catalyst costs are deferred and amortized on a straight-line basis beginning the month after the completion of the turnaround and ending immediately prior to the next scheduled turnaround. The amortization of deferred turnaround and chemical catalyst costs are presented in depreciation and amortization in the consolidated statements of operations.
(m) Earnings per Limited Partner Unit
Earnings per unit applicable to limited partners is computed by dividing limited partners’ interest in net income by the weighted average number of outstanding common units.
(n) Income Taxes
We are a partnership for U.S. federal income tax purposes and thus our income is taxed directly to our owners. As a result, we do not incur U.S. federal income taxes.
Alon Energy is subject to the Texas franchise tax and our operations are included in the consolidated Texas franchise tax return of Alon Energy. For financial reporting purposes, Texas franchise tax is calculated as if a separate return was filed.
Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement.

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

(o) Environmental Expenditures
Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Environmental liabilities represent the estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contaminations, the selected remediation technology and review of applicable environmental regulations.
Costs of future expenditures for environmental remediation obligations are not discounted to their present value unless payments are fixed or reliably determinable. Recoveries of environmental remediation costs from other parties are recorded as assets when the receipt is deemed probable (Note 15). Estimates are updated to reflect changes in factual information, available technology or applicable laws and regulations.
Substantially all amounts accrued are expected to be paid out over the next 15 years. The level of future expenditures for environmental remediation obligations is impossible to determine with any degree of reliability.
(p) Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

(3)	Earnings Per Unit
The following is a summary of our net income for the period after the completion of the Offering through December 31, 2012:

Alon USA Partners, LP
November 27, 2012 through December 31, 2012
Net sales	$324,237
Operating costs and expenses:
Cost of sales	264,960
Direct operating expenses	10,687
Selling, general and administrative expenses	2,153
Depreciation and amortization	4,632
Total operating costs and expenses	282,432
Operating income	41,805
Interest expense	(4,335)
Interest expense - related parties	—
Other income (loss), net	(2)
Income before state income tax expense	37,468
State income tax expense	348
Net income attributable to Alon USA Partners, LP	$37,120
Weighted average common units outstanding (in thousands)	62,500
Earnings per limited partner unit	$0.59
Earnings per limited partner unit is computed by dividing limited partners’ interest in net income by the weighted average number of outstanding common units during the period. Our net income is allocated entirely to the limited partners as the General Partner has a non-economic interest in the Partnership.
Earnings per limited partner unit is only calculated for the Partnership subsequent to the Offering, as there was no outstanding public equity prior to November 27, 2012. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per limited partner unit.

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

(4)	Fair Value
We determine fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We classify financial assets and financial liabilities into the following fair value hierarchy:

•	Level 1 - valued based on quoted prices in active markets for identical assets and liabilities;

•	Level 2 - valued based on quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability; and

•	Level 3 - valued based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
As required, we utilize valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy. Alon generally applies the “market approach” to determine fair value. This method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety.
The carrying amounts of our cash and cash equivalents, receivables, payables and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The reported amounts of long-term debt approximate fair value. Derivative instruments are carried at fair value, which are based on quoted market prices. Derivative instruments and the Renewable Identification Numbers (“RINs”) obligation are our only assets and liabilities measured at fair value on a recurring basis.
The RINs obligation represents the period-end deficit for the purchase of RINs necessary to satisfy the requirement to blend biofuels into the products we have produced. Our RINs obligation is based on the RINs deficit and the price of those RINs as of the balance sheet date. The RINs obligation is categorized as Level 2 of the fair value hierarchy and is measured at fair value using the market approach based on quoted prices from an independent pricing service.
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets as of December 31, 2013 and 2012:

	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Assets:
Commodity contracts (futures and forwards)	$22	$—	$—	$22
Liabilities:
Fair value hedge	—	2,304	—	2,304
RINs obligation	—	334	—	334

As of December 31, 2012
Assets:
Commodity contracts (futures and forwards)	$2,365	$—	$—	$2,365
Liabilities:
Fair value hedge	—	327	—	327

(5)	Derivative Financial Instruments
Mark to Market
Commodity Derivatives. We selectively utilize crude oil and refined product commodity derivative contracts to reduce the risk associated with potential price changes on committed obligations. We do not speculate using derivative instruments. Credit risk on our derivative instruments is mitigated by transacting with counterparties meeting established collateral and credit criteria.

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

Fair Value Hedge
Fair value hedges are used to hedge price volatility of certain refining inventories and firm commitments to purchase inventories. The gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in earnings in the same period.
As of December 31, 2013, we have accounted for certain commodity contracts as fair value hedges with contract purchase volumes of 234 thousand barrels of crude oil with remaining contract terms through May 2019.
The following table presents the effect of derivative instruments on the consolidated statements of financial position:

	As of December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$303	Accrued liabilities	$(281)
Total derivatives not designated as hedging instruments		$303		$(281)

Derivatives designated as hedging instruments:
Fair value hedge		$—	Other non-current liabilities	$(2,304)
Total derivatives designated as hedging instruments		—		(2,304)
Total derivatives		$303		$(2,585)

	As of December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$2,365		$—
Total derivatives not designated as hedging instruments		$2,365		$—

Derivatives designated as hedging instruments:
Fair value hedge		$—	Other non-current liabilities	$(327)
Total derivatives designated as hedging instruments		—		(327)
Total derivatives		$2,365		$(327)
The following tables present the effect of derivative instruments on the consolidated statements of operations:
Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		Year Ended December 31,
	Location	2013	2012	2011
				Predecessor
Fair value hedge	Cost of sales	$(1,977)	$(327)	$—
Total derivatives		$(1,977)	$(327)	$—

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		Year Ended December 31,
	Location	2013	2012	2011
				Predecessor
Commodity contracts (futures & forwards)	Cost of sales	$4,516	$7,038	$(1,486)
Commodity contracts (swaps) (1)	Cost of sales	—	(13,951)	—
Total derivatives		$4,516	$(6,913)	$(1,486)
___________

(1)	Related to derivatives with a related party.
Offsetting Assets and Liabilities
Our derivative financial instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives and we offset the fair value amounts recorded for derivative instruments to the extent possible under these agreements on our consolidated balance sheets.
The following table presents offsetting information regarding our derivatives by type of transaction as of December 31, 2013 and 2012:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of December 31, 2013
Commodity Derivative Assets:
Futures & forwards	$514	$(211)	$303	$(281)	$—	$22
Commodity Derivative Liabilities:
Futures & forwards	(492)	211	(281)	281	—	—
Fair value hedge	(2,304)	—	(2,304)	—	—	(2,304)

As of December 31, 2012
Commodity Derivative Assets:
Futures & forwards	$4,306	$(1,941)	$2,365	$—	$—	$2,365
Commodity Derivative Liabilities:
Futures & forwards	(1,941)	1,941	—	—	—	—
Fair value hedge	(327)	—	(327)	—	—	(327)
Compliance Program Market Risk
We are obligated by government regulations to blend a certain percentage of biofuels into the products we produce that are consumed in the U.S. We purchase biofuels from third parties and blend those biofuels into our products, and each gallon of biofuel purchased includes a RIN. To the degree we are unable to blend biofuels at the required percentage, a RINs deficit is generated and we must acquire that number of RINs by the annual reporting deadline in order to remain in compliance with applicable regulations.
We are exposed to market risk related to the volatility in the price of credits needed to comply with these governmental and regulatory programs. We manage this risk by purchasing biofuel credits when prices are deemed favorable utilizing fixed price purchase contracts. Some of these contracts are derivative instruments; however, we elect the normal purchase and sale exception and do not record these contracts at their fair values.

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

The cost of meeting our obligations under these compliance programs was $14,917 for the year ended December 31, 2013. These amounts are reflected in cost of sales. We were not subject to the Renewable Fuel Standards 2 requirements for the years ended December 31, 2012 and 2011.

(6)	Significant Customers
For the year ended December 31, 2013, we had two third party customers and related party customers which account for approximately 40% of net sales. Individually, third party customers accounted for 12% and 10% of net sales and related party customers accounted for 18% of net sales for the year ended December 31, 2013.
For the year ended December 31, 2012, we had two third party customers and related party customers which account for approximately 37% of net sales. Individually, third party customers accounted for 12% and 10% of net sales and related party customers accounted for 15% of net sales for the year ended December 31, 2012.
For the year ended December 31, 2011, we had two third party customers and related party customers which account for approximately 41% of net sales. Individually, third party customers accounted for 15% and 12% of net sales and related party customers accounted for 14% of net sales for the year ended December 31, 2011.
At December 31, 2013 and 2012, 27% and 24%, respectively, of total third party and related party accounts and other receivables, net were from significant customers discussed above.

(7)	Inventories
Carrying value of inventories consisted of the following:

	As of December 31,
	2013	2012
Crude oil, refined products and blendstocks	$25,246	$24,661
Crude oil inventory consigned to others (Note 8)	14,214	23,086
Materials and supplies	9,686	9,287
Total inventories	$49,146	$57,034
Reductions of inventory volumes during 2013 and 2011 resulted in a liquidation of LIFO inventory layers. The liquidation increased cost of sales by $1,091 during 2013 and decreased cost of sales by $42,702 during 2011. There were no liquidations of LIFO inventory layers during 2012.
Market values of crude oil, refined products and blendstock inventories exceeded LIFO costs by $21,216 and $12,477 at December 31, 2013 and 2012, respectively.

(8)	Inventory Financing Agreement
The Partnership has entered into a Supply and Offtake Agreement and other associated agreements (together the “Supply and Offtake Agreement”), with J. Aron & Company (“J. Aron”). Pursuant to the Supply and Offtake Agreement, (i) J. Aron agreed to sell to us, and we agreed to buy from J. Aron, at market prices, crude oil for processing at the Big Spring refinery and (ii) we agreed to sell to J. Aron, and J. Aron agreed to buy from us, at market prices, certain refined products produced at the Big Spring refinery.
The Supply and Offtake Agreement also provided for the sale, at market prices, of our crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage facilities, and to identify prospective purchasers of refined products on J. Aron’s behalf. The Supply and Offtake Agreement was amended in February 2013 and has an initial term that expires in May 2019. J. Aron may elect to terminate the Supply and Offtake Agreement prior to the expiration of the initial term beginning in May 2016 and upon each anniversary thereof, on six months prior notice. We may elect to terminate in May 2018 on six months prior notice.
Following the expiration or termination of the Supply and Offtake Agreement, we are obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the Big Spring refinery.
At December 31, 2013 and 2012, we had current receivables of $11,640 and current payables of $16,038, respectively, to J. Aron for sales and purchases, non-current liabilities related to the original financing of $24,482 and $31,842, respectively, and a consignment inventory receivable representing a deposit paid to J. Aron of $6,290 and $6,290, respectively.

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

Additionally, we had current payables of $263 at December 31, 2013 and current receivables of $4,136 at December 31, 2012 for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

(9)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	As of December 31,
	2013	2012
Refining facilities	$677,085	$652,910
Accumulated depreciation	(204,200)	(169,849)
Property, plant and equipment, net	$472,885	$483,061
The useful lives of depreciable assets used to determine depreciation expense were 3 to 20 years, with an average life of 18 years.
Capitalized interest for the years ended December 31, 2013, 2012 and 2011 was $1,083, $1,013 and $713, respectively. Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $34,392, $33,221 and $31,133, respectively.

(10)	Other Assets, Net
Other assets, net consisted of the following:

	As of December 31,
	2013	2012
Deferred turnaround and chemical catalyst cost	$7,774	$7,622
Deferred debt issuance costs	7,782	9,449
Receivable from supply agreement	6,290	6,290
Other	9,420	8,460
Total other assets	$31,266	$31,821
Debt issuance costs are amortized over the term of the related debt using the effective interest method. Amortization of debt issuance costs was $1,990, $2,105 and $1,450 for the years ended December 31, 2013, 2012 and 2011, respectively, and is recorded as interest expense in the consolidated statements of operations.

(11)	Accrued Liabilities and Other Non-Current Liabilities
Accrued liabilities and other non-current liabilities consisted of the following:

	As of December 31,
	2013	2012
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$30,354	$28,112
Accrued finance charges	1,365	1,927
Environmental accrual (Note 15)	1,307	831
Other	11,466	11,348
Total accrued liabilities	$44,492	$42,218

Other Non-Current Liabilities:
Consignment inventory obligation	$24,482	$31,842
Environmental accrual (Note 15)	5,640	5,516
Asset retirement obligations	1,973	1,890
Other	2,799	2,799
Total other non-current liabilities	$34,894	$42,047

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

The following table summarizes the activity relating to the asset retirement obligations for the years ended December 31, 2013 and 2012:

	As of December 31,
	2013	2012
Balance at beginning of year	$1,890	$1,789
Accretion expense	83	79
Additions	—	22
Balance at end of year	$1,973	$1,890

(12)	Indebtedness
Debt consisted of the following:

	As of December 31,
	2013	2012
Term loan credit facility	$244,322	$246,311
Revolving credit facility	100,000	49,000
Total debt	344,322	295,311
Less: Current portion	2,500	2,500
Total long-term debt	$341,822	$292,811
Partnership Term Loan Credit Facility. In connection with the Offering, we were assigned $250,000 of the aggregate principal balance of the Alon USA Energy term loan (the “Partnership Term Loan”). The Partnership Term Loan requires principal payments of $2,500 per annum paid in quarterly installments until maturity in November 2018.
The Partnership Term Loan bears interest at a rate equal to the sum of (i) the Eurodollar rate (with a floor of 1.25% per annum) plus (ii) a margin of 8.00% per annum for a per annum rate of 9.25%, based on current Eurodollar market rates at December 31, 2013.
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
At December 31, 2013 and 2012, the Partnership Term Loan had an outstanding balance (net of unamortized discount) of $244,322 and $246,311, respectively.
Revolving Credit Facility. We have a $240,000 revolving credit facility (the “Revolving Credit Facility”) that will mature in March 2016. The Revolving Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility amount or the borrowing base amount under the facility.
Borrowings under the Revolving Credit Facility bear interest at the Eurodollar rate plus 3.50% per annum subject to an overall minimum interest rate of 4.00%.
The Revolving Credit Facility is secured by a first lien on our cash, accounts receivables, inventories and related assets and a second lien on our fixed assets.
The Revolving Credit Facility contains certain restrictive covenants including maintenance financial covenants. At December 31, 2013, we were in compliance with these maintenance financial covenants.
Borrowings of $100,000 and $49,000 were outstanding under the Revolving Credit Facility at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, outstanding letters of credit under the Revolving Credit Facility were $109,772 and $58,759, respectively.

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

The aggregate scheduled maturities of long-term debt for each of the five years subsequent to December 31, 2013 are as follows:

2014	$2,500
2015	2,500
2016	102,500
2017	2,500
2018	234,322
Total	$344,322
Interest and financing expense included the following:

	Year Ended December 31,
	2013	2012	2011
			Predecessor
Interest expense on third party debt	$25,815	$9,454	$5,889
Letters of credit and finance charges	13,241	11,628	10,093
Amortization of debt issuance costs	1,990	2,105	1,450
Amortization of original issuance discount	511	61	—
Capitalized interest	(1,083)	(1,013)	(713)
Total interest expense	$40,474	$22,235	$16,719

(13)	Income Taxes
We are a partnership for U.S. federal income tax purposes and thus our income is taxed directly to our owners. As a result, we do not incur U.S. federal income taxes.
We are unable to readily determine the net difference in the bases of our assets and liabilities for financial and tax reporting purposes because individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units.

(14)	Partners' Equity (unit values in dollars)
We had 62,502,467 common public units outstanding as of December 31, 2013. Alon Energy owned 51,000,000 of our common units as of December 31, 2013 which constitutes 81.6% ownership interest in us.
Cash Distributions. We have adopted a policy pursuant to which we will distribute all of the available cash generated each quarter, as defined in the partnership agreement and subject to the approval of the board of directors of the General Partner. The per unit amount of available cash to be distributed each quarter, if any, will be distributed within 60 days following the end of such quarter.
During the year ended December 31, 2013, we paid cash distributions of $172,506, or $2.76 per unit. As the Partnership was formed in November 2012, cash distributions were not paid during the years ended December 31, 2012 and 2011. During the years ended December 31, 2012 and 2011, our Predecessor made net cash payments to Alon Energy of $410,106 and $201,402, respectively.
Restricted Units. We, through our general partner, have adopted the Alon USA Partners, LP 2012 Long-Term Incentive Plan (the “LTIP”) for the employees, consultants and the directors of the Partnership, the General Partner and its affiliates who perform services for us. The LTIP provides grants of options, unit appreciation rights, restricted units, phantom units, unit awards, substitute awards, other unit-based awards, cash awards, performance awards and distribution equivalent rights. The maximum aggregate number of common units that may be issued under the LTIP shall not exceed 3,125,000 units.
During the year ended December 31, 2013, we granted awards totaling 2,467 restricted common units at an average grant date price of $20.27 per unit to non-employee directors of the General Partner. The restricted common units granted to the non-employee directors vest over a period of three years, assuming continued service at vesting.

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

(15)	Commitments and Contingencies
(a) Leases
We have long-term lease commitments for land, office facilities and related equipment and various equipment and facilities used in the storage and transportation of refined products. In most cases we expect that in the normal course of business, our leases will be renewed or replaced by other leases. We have commitments under long-term operating leases for certain buildings, land, equipment, and pipelines expiring at various dates over the next ten years. Certain long-term operating leases relating to buildings, land and pipelines include options to renew for additional periods. At December 31, 2013, minimum lease payments on operating leases were as follows:

Year ending December 31:
2014	$9,068
2015	8,744
2016	8,583
2017	8,464
2018	4,928
2019 and thereafter	262
Total	$40,049
Total rental expense was $11,396, $11,735 and $12,190 for the years ended December 31, 2013, 2012 and 2011, respectively. Contingent rentals and subleases were not significant.
(b) Commitments
In the normal course of business, we have entered into long-term commitments to purchase, at market prices, utilities such as natural gas, electricity and water for use by our refinery, terminals and pipelines. We are also party to various refined product and crude oil supply and exchange agreements. These agreements are typically short-term in nature or provide terms for cancellation.
We have a pipelines and terminals agreement with Holly Energy Partners (“HEP”) through February 2020 with three additional five year renewal terms exercisable at our sole option. Pursuant to the pipelines and terminals agreement, we have committed to transport and store minimum volumes of refined products in these pipelines and terminals. The tariff rates applicable to the transportation of refined products on the pipelines are variable, with a base fee which is reduced for volumes exceeding defined volumetric targets. The agreement provides for the reduction of the minimum volume requirement under certain circumstances. The service fees for the storage of refined products in the terminals are initially set at rates competitive in the marketplace.
We have a throughput and deficiency agreement with Sunoco Pipeline, LP (“Sunoco”) that gives us the option to transport crude oil through the Amdel Pipeline either (1) westbound from the Nederland Terminal to the Big Spring refinery, or (2) eastbound from the Big Spring refinery to the Nederland Terminal for further barge transportation to Alon Energy’s Krotz Springs, Louisiana refinery. Our minimum throughput commitment is 15,645 bpd. The agreement is for five years from the operational date of September 2012 with an option to extend the agreement by four additional thirty-month periods.
We have an arrangement with Centurion through June 2021. This arrangement gives us transportation pipeline capacity to ship crude oil from Midland to the Big Spring refinery using Centurion’s approximately forty-mile long pipeline system from Midland to Roberts Junction and our three-mile pipeline from Roberts Junction to the Big Spring refinery which we lease to Centurion. Our minimum throughput commitment is 25,000 bpd.
(c) Contingencies
The Partnership is involved in various legal actions arising in the ordinary course of business. We believe the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or liquidity.

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

(d) Environmental
We are subject to loss contingencies pursuant to federal, state, and local environmental laws and regulations. These laws and regulations govern the discharge of materials into the environment and may require us to incur future obligations to investigate the effects of the release or disposal of certain petroleum, chemical, and mineral substances at various sites; to remediate or restore these sites and to compensate others for damage to property and natural resources. These contingent obligations relate to sites owned by the Partnership and our past or present operations. We are currently participating in environmental investigations, assessments and cleanups pertaining to the refinery, pipelines and terminals. We may be involved in additional future environmental investigations, assessments and cleanups. The magnitude of future costs are unknown and will depend on factors such as the nature and contamination at many sites, the timing, extent and method of the remedial actions which may be required, and the determination of our liability in proportion to other responsible parties.
We have an environmental agreement with HEP pursuant to which we agreed to indemnify HEP against costs and liabilities incurred by HEP to the extent resulting from the existence of environmental conditions at the pipelines or terminals or from violations of environmental laws with respect to the pipelines and terminals occurring prior to February 28, 2005. Our environmental indemnification obligations under the environmental agreement expire after February 28, 2015. In addition, our indemnity obligations are subject to HEP first incurring $100 of damages as a result of pre-existing environmental conditions or violations. Our environmental indemnity obligations are further limited to an aggregate indemnification amount of $20,000, including any amounts that we have paid to HEP with respect to indemnification for breaches of our representations and warranties under a contribution agreement. With respect to any remediation required for environmental conditions existing prior to February 28, 2005, we have the option under the environmental agreement to perform such remediation ourself in lieu of indemnifying HEP for their costs of performing such remediation. Pursuant to this option, we continue to perform the ongoing remediation at the Abilene and Wichita Falls terminals. Any remediation required under the terms of the environmental agreement is limited to the standards under the applicable environmental laws as in effect at February 28, 2005.
We have an environmental agreement with Sunoco pursuant to which we agreed to indemnify Sunoco against costs and liabilities incurred by Sunoco to the extent resulting from the existence of environmental conditions at the pipelines or from violations of environmental laws with respect to the pipelines occurring prior to March 1, 2006. With respect to any remediation required for environmental conditions existing prior to March 1, 2006, we have the option to perform such remediation ourself in lieu of indemnifying Sunoco for their costs of performing such remediation.
We have accrued environmental remediation obligations of $6,947 ($1,307 current liability and $5,640 non-current liability at December 31, 2013 and $6,347 ($831 current liability and $5,516 non-current liability) at December 31, 2012. Environmental liabilities with payments that are fixed or reliably determinable have been discounted to present value at a rate of 3.38%.
The table below summarizes our environmental liability accruals:

	As of December 31,
	2013	2012
Discounted environmental liabilities	$5,815	$5,717
Undiscounted environmental liabilities	1,132	630
Total accrued environmental liabilities	$6,947	$6,347
As of December 31, 2013, the estimated future payments of environmental obligations for which discounts have been applied are as follows:

Year ending December 31,
2014	$783
2015	783
2016	673
2017	603
2018	523
2019 and thereafter	3,825
Discounted environmental liabilities, gross	7,190
Less: Discount applied	1,375
Discounted environmental liabilities	$5,815

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

(16)	Related Party Transactions
Sales and Receivables
Sales to related parties include motor fuels and asphalt sold to other Alon Energy subsidiaries at prices substantially determined by reference to market commodity pricing information. These sales are included in net sales in the consolidated statements of operations. Accounts receivable from related parties includes sales of motor fuels and are shown separately on the consolidated balance sheets.
Costs Allocated from Alon Energy

(a)	Corporate Overhead Allocations
The Partnership is a subsidiary of Alon Energy and is operated as a component of the integrated operations of Alon Energy. As such, the executive officers of Alon Energy, who are employed by another subsidiary of Alon Energy, also serve as executive officers of the General Partner and Alon Energy’s other subsidiaries. Alon Energy performs general corporate and administrative services and functions for us and their other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing, and internal audit services. Alon Energy allocates the expenses actually incurred in performing these services to the Partnership based primarily on the estimated amount of time the individuals performing such services devote to our business and affairs relative to the amount of time they devote to the business and affairs of Alon Energy’s other subsidiaries. The management of Alon Energy and the General Partner consider these allocations to be reasonable. We record the amount of such allocations as selling, general and administrative expenses within our consolidated statements of operations. Our allocation for selling, general and administrative expenses was $11,731, $10,952 and $10,336 for the years ended December 31, 2013, 2012 and 2011, respectively.

(b)	Labor Costs
We have no employees, and as a result, actual employee expense costs for Alon Energy employees working in our operations have been allocated and recorded as payroll expense and included in direct operating expenses within our consolidated statements of operations. Our share of Alon Energy’s employee expense costs included in direct operating expenses was $24,401, $23,064 and $21,598 for the years ended December 31, 2013, 2012 and 2011, respectively.

(c)	Insurance Costs
Insurance costs related to the Big Spring refinery and wholesale marketing operations are allocated to us by Alon Energy based on estimated insurance premiums on a stand-alone basis relative to Alon Energy’s total insurance premium. Our allocation for insurance costs included in direct operating expenses was $10,494, $9,992 and $8,476 for the years ended December 31, 2013, 2012 and 2011, respectively.
Subordinated Debt
Our Predecessor had subordinated debt notes with Alon Energy and certain of its subsidiaries. These notes were to mature in January 2018. The notes had no prepayment penalty or any covenant requirements. The interest rates charged on these notes ranged from 6% to 10%. Interest expense pertaining to the subordinated notes is disclosed separately on the consolidated statements of operations. In conjunction with the Offering, we repaid $171,120 of the subordinated debt notes and Alon Energy contributed to us the remaining outstanding subordinated debt note balance of $178,163. As a result of this prepayment and contribution, there was no remaining subordinated debt balance at December 31, 2013 and 2012.
Agreements with Alon Energy
We have entered into the following agreements with Alon Energy in connection with the closing of the Offering:

(a)	Omnibus Agreement
Under the terms of the omnibus agreement between the Partnership and Alon Energy, we have the right of first refusal if Alon Energy or any of its controlled affiliates has the opportunity to acquire a controlling interest in any refinery and related crude oil and refined product logistic assets, including non-retail transportation terminal sales, and that operate in Arizona, Arkansas, Colorado, Kansas, New Mexico, Oklahoma or Texas. In addition, pursuant to the terms of the omnibus agreement, we will have a 60-day exclusive right of negotiation if Alon Energy or any of its controlled affiliates decide to attempt to sell any refinery and related crude oil and refined product logistic assets, including non-retail transportation terminal sales, that operate in Arizona, Arkansas, Colorado, Kansas, New Mexico, Oklahoma or Texas.

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

(b)	Services Agreement
The Services Agreement among the Partnership, the General Partner and Alon Energy addresses certain aspects of our relationship with the General Partner and Alon Energy, including the provision by Alon Energy or its service subsidiary to us of certain general and administrative services and our agreement to reimburse Alon Energy for such services; and the provision by Alon Energy or its service subsidiary to us of such employees as may be necessary to operate and manage our business, and our agreement to reimburse Alon Energy for the expenses associated with such employees.
Pursuant to the Services Agreement, we have agreed to reimburse Alon Energy or its service subsidiary for (i) all reasonable direct and indirect costs and expenses incurred by it in connection with the performance of these services and (ii) all other reasonable expenses allocable to the Partnership or the General Partner or otherwise incurred by Alon Energy in connection with the operation of our business.

(c)	Tax Sharing Agreement
Under the terms of the Tax Sharing Agreement by and among the Partnership and Alon Energy, we must reimburse Alon Energy for our share of state and local income and other taxes borne by Alon Energy due to of our results being included in a combined or consolidated tax return filed by Alon Energy.

(d)	Fuel Supply Agreement
Pursuant to the terms of the 20-year Fuel Supply Agreement between the Partnership and Southwest Convenience Stores, LLC (“Southwest”), a subsidiary of Alon Energy, we supply substantially all of the motor fuel requirements of Alon Energy’s retail convenience stores. The volume of motor fuels sold under the Fuel Supply Agreement is determined monthly based upon Southwest’s estimated requirements. Southwest purchases such motor fuels at a price equal to the price per unit in effect at the time of delivery less applicable terminal discounts plus all applicable freight, taxes, pipeline tariff and delivery place differentials.
The Fuel Supply Agreement additionally provides for (i) Southwest’s mandatory participation in our credit card payment network, (ii) Southwest’s use of the “Alon” name and related marks in connection with the use of the credit card payment network and the resale of the motor fuels purchased pursuant to the Fuel Supply Agreement and (iii) marketing services for the benefit of Southwest (at an additional cost).

(e)	Asphalt Supply Agreement
We also entered into a 20-year Asphalt Supply Agreement with Paramount Petroleum Corporation (“Paramount”), a subsidiary of Alon Energy, under which Paramount purchases all of the asphalt that we produce. The volume of asphalt sold pursuant to the Asphalt Supply Agreement is based upon actual production, but we are required to provide good faith non-binding forecasts of its monthly production estimates for each contract year.
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
Distributions
During the year ended December 31, 2013, we paid cash distributions of $172,506, or $2.76 per unit. The total cash distribution paid to Alon Energy was $140,760. As the Partnership was formed in November 2012, cash distributions were not paid during the years ended December 31, 2012 and 2011. During the years ended December 31, 2012 and 2011, our Predecessor made net cash payments to Alon Energy of $410,106 and $201,402, respectively.

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

(17)	Quarterly Information (unaudited)
Selected financial data by quarter is set forth in the table below:

	Quarters
	First	Second	Third	Fourth	Full Year
2013
Net sales	$804,167	$865,694	$881,902	$878,524	$3,430,287
Operating income (loss)	103,813	54,750	(3,932)	24,046	178,677
Net income (loss) available to common unitholders	93,525	45,321	(16,120)	13,496	136,222
Earnings (loss) per limited partner unit	$1.50	$0.73	$(0.26)	$0.22	$2.18
Weighted average shares outstanding	62,501	62,502	62,502	62,502	62,502

2012 (1)
Net sales	$884,274	$823,769	$943,148	$825,626	$3,476,817
Operating income	57,899	111,093	130,241	124,119	423,352
Net income available to common unitholders	48,076	100,223	120,367	113,232	381,898
Earnings per limited partner unit (2)	$—	$—	$—	$0.59	$0.59
Weighted average shares outstanding	—	—	—	62,500	62,500
_______________________

(1)	The information presented includes the results of operations of our Predecessor for periods prior to the completion of the Offering.

(2)	Earnings per limited partner unit is not presented for periods prior to the completion of the Offering as there was no common equity or potential common equity publicly traded during those periods.

(18)	Subsequent Event
Partnership Distribution
On February 13, 2014 the Board of the General Partner approved a cash distribution to our common unitholders of $0.18 per common unit. The cash distribution was paid on March 3, 2014 to unitholders of record at the close of business on February 24, 2014.

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

10.4
Distributor Sales Agreement by and among Alon USA Partners, LP and Southwest Convenience Stores, LLC, dated November 26, 2012 (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Partnership on November 26, 2012, SEC File No. 001-35742).

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

10.9
Amended and Restated Supply and Offtake Agreement dated as of March 1, 2011 between J. Aron & Company and Alon USA, LP (incorporated by reference to Exhibit 10.82 to Alon USA Energy, Inc.’s Annual Report on Form 10-K filed on March 13, 2014, File No. 001-32567).

10.10
Amendment to Supply and Offtake Agreement dated as of July 20, 2012 between J. Aron & Company and Alon USA, LP (incorporated by reference to Exhibit 10.84 to Alon USA Energy, Inc.’s Annual Report on Form 10-K filed on March 13, 2014, File No. 001-32567).

10.11
Amendment to Supply and Offtake Agreement dated as of February 1, 2013 between J. Aron & Company and Alon USA, LP (incorporated by reference to Exhibit 10.84 to Alon USA Energy, Inc.’s Annual Report on Form 10-K filed on March 13, 2014, SEC File No. 001-32567).

10.12
Pipeline and Terminals Agreement, dated February 28, 2005, between Alon USA, LP and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.8 to Alon USA Energy, Inc.’s Registration Statement on Form S-1, filed May 11, 2005, Registration No. 333-124797).

10.13
First Amendment of Pipelines and Terminals Agreement, effective as of September 1, 2008, between Holly Energy Partners, L.P. and Alon USA, LP (incorporated by reference to Exhibit 10.24 to Form S-1, filed by the Partnership on October 26, 2012, SEC File No. 333-183671).

10.14
Second Amendment to Pipelines and Terminals Agreement, dated as of March 1, 2011, between Holly Energy Partners, L.P. and Alon USA, LP (incorporated by reference to Exhibit 10.25 to Form S-1, filed by the Partnership on October 26, 2012, SEC File No. 333-183671).

Exhibit No.	Description of Exhibit
10.15
Third Amendment to Pipelines and Terminals Agreement, dated as of June 6, 2011, between Holly Energy Partners, L.P. and Alon USA, LP (incorporated by reference to Exhibit 10.26 to Form S-1, filed by the Partnership on October 26, 2012, SEC File No. 333-183671).

10.16
Pipeline Lease Agreement, dated as of December 12, 2007, between Plains Pipeline, L.P. and Alon USA, L.P. (incorporated by reference to Exhibit 10.1 to Alon USA Energy, Inc.’s Current Report on Form 8-K filed on February 5, 2008, File No. 001-32567).

10.17
Pipelines Lease Agreement, dated as of February 21, 1997, between Navajo Pipeline Company and American Petrofina Pipe Line Company (incorporated by reference to Exhibit 10.6 to Alon USA Energy, Inc.’s Registration Statement on Form S-1, filed May 11, 2005, Registration No. 333-124797).

10.18
Connection and Shipping Agreement, dated June 14, 2006, by and between Centurion Pipeline L.P. and Alon USA, LP (incorporated by reference to Exhibit 10.29 to Form S-1, filed by the Partnership on October 26, 2012, SEC File No. 333-183671).

10.19
Amendment No. 1 to Connection and Shipping Agreement, effective as of April 1, 2012, by and between Alon USA, LP and Centurion Pipeline L.P. (incorporated by reference to Exhibit 10.30 to Form S-1, filed by the Partnership on October 26, 2012, SEC File No. 333-183671).

10.20
Second Amended Revolving Credit Agreement, dated as of May 23, 2013, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Partnership on May 24, 2013, SEC File No. 001-35742).

10.21*	Directors’ Compensation Summary (incorporated by reference to Exhibit 10.22 to Form S-1, filed by the Partnership on October 31, 2012, SEC File No. 333-183671).
10.22*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.34 to Form S-1, filed by the Partnership on October 31, 2012, SEC File No. 333-183671).
21.1	List of Subsidiaries of Alon USA Partners, LP.
23.1	Consent of KPMG LLP.
31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
100
The following financial information from Alon USA Partners, LP's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Stockholders' Equity, (iv) Statements of Cash Flows and (v) Notes to Financial Statements.

______________________
* Identifies management contracts and compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alon USA Partners, LP
		By:	Alon USA Partners GP, LLC
its general partner

Date:	March 13, 2014	By:	/s/ Paul Eisman
Paul Eisman
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 13, 2014	By:	/s/ David Wiessman
David Wiessman
Executive Chairman of the Board

Date:	March 13, 2014	By:	/s/ Jeff D. Morris
Jeff D. Morris
Vice Chairman of the Board

Date:	March 13, 2014	By:	/s/ Paul Eisman
Paul Eisman
President, Chief Executive Officer and Director

Date:	March 13, 2014	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Date:	March 13, 2014	By:	/s/ Itzhak Bader
Itzhak Bader
Director

Date:	March 13, 2014	By:
Boaz Biran
Director

Date:	March 13, 2014	By:	/s/ Snir Wiessman
Snir Wiessman
Director

Date:	March 13, 2014	By:	/s/ Eitan Raff
Eitan Raff
Director

Date:	March 13, 2014	By:	/s/ Mordehay Ventura
Mordehay Ventura
Director

Date:	March 13, 2014	By:	/s/ Sheldon Stein
Sheldon Stein
Director

Date:	March 13, 2014	By:	/s/ Ella Ruth Gera
Ella Ruth Gera
Director

Date:	March 13, 2014	By:
Shraga F. Biran
Director