Form 10-Q
period 2014-03-31
Alon USA Partners, LP
filed 2014-05-05
CIK 1556766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________TO __________

Commission file number: 001-35742
ALON USA PARTNERS, LP
(Exact name of Registrant as specified in its charter)
___________________________________________________

Delaware	46-0810241
(State of organization)	(I.R.S. Employer
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the Registrant’s common limited partner units outstanding as of May 1, 2014, was 62,502,467.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$168,348	$153,583
Accounts and other receivables, net	136,379	123,781
Accounts and other receivables, net - related parties	15,776	14,621
Inventories	50,636	49,146
Prepaid expenses and other current assets	6,759	4,642
Total current assets	377,898	345,773
Property, plant and equipment, net	464,649	472,885
Other assets, net	42,048	31,266
Total assets	$884,595	$849,924
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$288,128	$280,774
Accrued liabilities	33,071	44,492
Current portion of long-term debt	2,500	2,500
Total current liabilities	323,699	327,766
Other non-current liabilities	43,131	34,894
Long-term debt	341,332	341,822
Total liabilities	708,162	704,482
Commitments and contingencies (Note 11)
Partners’ equity:
General Partner	—	—
Common unitholders - 62,502,467 units issued and outstanding at March 31, 2014 and December 31, 2013	176,433	145,442
Total partners’ equity	176,433	145,442
Total liabilities and partners’ equity	$884,595	$849,924

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per unit data)

	For the Three Months Ended
	March 31,
	2014	2013
Net sales (1)	$856,460	$804,167
Operating costs and expenses:
Cost of sales	759,046	650,203
Direct operating expenses	28,941	30,422
Selling, general and administrative expenses	4,368	7,665
Depreciation and amortization	10,067	12,064
Total operating costs and expenses	802,422	700,354
Operating income	54,038	103,813
Interest expense	(11,324)	(9,392)
Other income, net	12	4
Income before state income tax expense	42,726	94,425
State income tax expense	485	900
Net income	$42,241	$93,525
Earnings per unit	$0.68	$1.50
Weighted average common units outstanding (in thousands)	62,502	62,501
Cash distribution per unit	$0.18	$0.57
___________

(1)	Includes sales to related parties of $139,013 and $141,899 for the three months ended March 31, 2014 and 2013, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$42,241	$93,525
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,067	12,064
Amortization of debt issuance costs	506	498
Amortization of original issuance discount	135	124
Changes in operating assets and liabilities:
Accounts and other receivables, net	(12,598)	(2,506)
Accounts and other receivables, net - related parties	(1,155)	(3,140)
Inventories	(1,490)	5,179
Prepaid expenses and other current assets	(2,117)	3,319
Other assets, net	(239)	1,060
Accounts payable	11,364	60,439
Accrued liabilities	(9,684)	(5,682)
Other non-current liabilities	8,237	1,766
Net cash provided by operating activities	45,267	166,646
Cash flows from investing activities:
Capital expenditures	(4,162)	(2,941)
Capital expenditures for turnarounds and catalysts	(14,465)	(3,778)
Net cash used in investing activities	(18,627)	(6,719)
Cash flows from financing activities:
Distributions paid to unitholders	(2,070)	(6,556)
Distributions paid to unitholders - Alon Energy	(9,180)	(29,070)
Deferred debt issuance costs	—	(205)
Revolving credit facility, net	—	1,000
Payments on long-term debt	(625)	(625)
Net cash used in financing activities	(11,875)	(35,456)
Net increase in cash and cash equivalents	14,765	124,471
Cash and cash equivalents, beginning of period	153,583	66,001
Cash and cash equivalents, end of period	$168,348	$190,472
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$12,097	$9,487
Cash paid for income tax	$485	$900

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
Alon is a Delaware limited partnership formed in August 2012 by Alon Energy and its wholly-owned subsidiary Alon USA Partners GP, LLC (the “General Partner”). On November 26, 2012, we completed our initial public offering of 11,500,000 common units representing limited partner interests.
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
In the opinion of the General Partner’s management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances may have been aggregated or disaggregated in order to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of the operating results that may be obtained for the year ending December 31, 2014.
The consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

(2)	Fair Value
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
As required, we utilize valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy. We generally apply the “market approach” to determine fair value. This method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety.
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

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at March 31, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
As of March 31, 2014
Liabilities:
Commodity contracts (futures and forwards)	$813	$—	$—	$813
Fair value hedge	—	3,127	—	3,127

As of December 31, 2013
Assets:
Commodity contracts (futures and forwards)	$22	$—	$—	$22
Liabilities:
Fair value hedge	—	2,304	—	2,304
RINs obligation	—	334	—	334

(3)	Derivative Financial Instruments
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
As of March 31, 2014, we have accounted for certain commodity contracts as fair value hedges with contract purchase volumes of 312 thousand barrels of crude oil with remaining contract terms through May 2019.
The following table presents the effect of derivative instruments on the consolidated statements of financial position:

	As of March 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)		$—	Accrued liabilities	$813
Total derivatives not designated as hedging instruments		$—		$813

Derivatives designated as hedging instruments:
Fair value hedge		$—	Other non-current liabilities	$3,127
Total derivatives designated as hedging instruments		—		3,127
Total derivatives		$—		$3,940

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

	As of December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$303	Accrued liabilities	$281
Total derivatives not designated as hedging instruments		$303		$281

Derivatives designated as hedging instruments:
Fair value hedge		$—	Other non-current liabilities	$2,304
Total derivatives designated as hedging instruments		—		2,304
Total derivatives		$303		$2,585
The following tables present the effect of derivative instruments on the consolidated statements of operations:
Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		For the Three Months Ended
		March 31,
	Location	2014	2013
Fair value hedge	Cost of sales	$(823)	$(1,594)
Total derivatives		$(823)	$(1,594)
Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended
		March 31,
	Location	2014	2013
Commodity contracts (futures & forwards)	Cost of sales	$623	$7,651
Total derivatives		$623	$7,651
Offsetting Assets and Liabilities
Our derivative financial instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives and we offset the fair value amounts recorded for derivative instruments to the extent possible under these agreements on our consolidated balance sheets.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table presents offsetting information regarding our derivatives by type of transaction as of March 31, 2014 and December 31, 2013:

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of March 31, 2014
Commodity Derivative Assets:
Futures & forwards	$43	$(43)	$—	$—	$—	$—
Commodity Derivative Liabilities:
Futures & forwards	$856	$(43)	$813	$—	$—	$813
Fair value hedge	3,127	—	3,127	—	—	3,127

As of December 31, 2013
Commodity Derivative Assets:
Futures & forwards	$514	$(211)	$303	$(281)	$—	$22
Commodity Derivative Liabilities:
Futures & forwards	$492	$(211)	$281	$(281)	$—	$—
Fair value hedge	2,304	—	2,304	—	—	2,304
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
We are exposed to market risk related to the volatility in the price of credits needed to comply with these government regulations. We manage this risk by purchasing RINs when prices are deemed favorable utilizing fixed price purchase contracts. Some of these contracts are derivative instruments; however, we elect the normal purchase and sale exception and do not record these contracts at their fair values.
The cost of meeting our obligations under these compliance programs was $2,926 for the three months ended March 31, 2014. This amount is reflected in cost of sales. For the three months ended March 31, 2013, we utilized carryover RINs from 2012 to completely offset our RINs deficit.

(4)	Inventories
Our inventories (including inventory consigned to others) are stated at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) method for crude oil, refined products and blendstock inventories. Materials and supplies are stated at average cost.
Carrying value of inventories consisted of the following:

	March 31, 2014	December 31, 2013
Crude oil, refined products and blendstocks	$21,202	$25,246
Crude oil inventory consigned to others	20,063	14,214
Materials and supplies	9,371	9,686
Total inventories	$50,636	$49,146
Market values of crude oil, refined products and blendstock inventories exceeded LIFO costs by $25,979 and $21,216 at March 31, 2014 and December 31, 2013, respectively.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(5)	Inventory Financing Agreement
The Partnership has entered into a Supply and Offtake Agreement and other associated agreements (together the “Supply and Offtake Agreement”) with J. Aron & Company (“J. Aron”). Pursuant to the Supply and Offtake Agreement, (i) J. Aron agreed to sell to us, and we agreed to buy from J. Aron, at market prices, crude oil for processing at the Big Spring refinery and (ii) we agreed to sell to J. Aron, and J. Aron agreed to buy from us, at market prices, certain refined products produced at the Big Spring refinery.
The Supply and Offtake Agreement also provided for the sale, at market prices, of our crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage facilities, and to identify prospective purchasers of refined products on J. Aron’s behalf. The Supply and Offtake Agreement has an initial term that expires in May 2019. J. Aron may elect to terminate the Supply and Offtake Agreement prior to the expiration of the initial term beginning in May 2016 and upon each anniversary thereof, on six months prior notice. We may elect to terminate in May 2018 on six months prior notice.
Following expiration or termination of the Supply and Offtake Agreement, we are obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the Big Spring refinery.
At March 31, 2014 and December 31, 2013, we had net current receivables of $15,094 and $11,640, respectively, from J. Aron for sales and purchases, non-current liabilities related to the original financing of $32,697 and $24,482, respectively, and a consignment inventory receivable representing a deposit paid to J. Aron of $6,290 and $6,290, respectively.
Additionally, we had current payables of $628 and $263 at March 31, 2014 and December 31, 2013, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

(6)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	March 31, 2014	December 31, 2013
Refining facilities	$677,531	$677,085
Accumulated depreciation	(212,882)	(204,200)
Property, plant and equipment, net	$464,649	$472,885

(7)	Additional Financial Information
The tables that follow provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	March 31, 2014	December 31, 2013
Deferred debt issuance costs	$7,276	$7,782
Receivable from supply agreement	6,290	6,290
Deferred turnaround and catalyst cost	19,384	7,774
Other	9,098	9,420
Total other assets	$42,048	$31,266

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(b)	Accrued Liabilities and Other Non-Current Liabilities

	March 31, 2014	December 31, 2013
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$23,880	$30,354
Accrued finance charges	870	1,365
Environmental accrual (Note 11)	1,307	1,307
Commodity contracts	813	281
Other	6,201	11,185
Total accrued liabilities	$33,071	$44,492

Other Non-Current Liabilities:
Consignment inventory obligation	$32,697	$24,482
Environmental accrual (Note 11)	5,640	5,640
Asset retirement obligations	1,995	1,973
Other	2,799	2,799
Total other non-current liabilities	$43,131	$34,894

(8)	Indebtedness
Debt consisted of the following:

	March 31, 2014	December 31, 2013
Term loan credit facility	$243,832	$244,322
Revolving credit facility	100,000	100,000
Total debt	343,832	344,322
Less: Current portion	2,500	2,500
Total long-term debt	$341,332	$341,822
Outstanding letters of credit under the revolving credit facility were $103,363 and $109,772 at March 31, 2014 and December 31, 2013, respectively.
Our revolving credit facility contains certain restrictive covenants, including maintenance financial covenants. At March 31, 2014, we were in compliance with these covenants.

(9)	Partners' Equity (unit values in dollars)
Cash Distributions
We have adopted a policy pursuant to which we will distribute all of the available cash generated each quarter, as defined in the partnership agreement and subject to the approval of the board of directors of the General Partner. The per unit amount of available cash to be distributed each quarter, if any, will be distributed within 60 days following the end of such quarter.
During the three months ended March 31, 2014, we paid cash distributions of $11,250, or $0.18 per unit. During the three months ended March 31, 2013, we paid cash distributions of $35,626, or $0.57 per unit.

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
The Partnership is a subsidiary of Alon Energy and is operated as a component of the integrated operations of Alon Energy. As such, the executive officers of Alon Energy, who are employed by another subsidiary of Alon Energy, also serve as executive officers of the General Partner and Alon Energy’s other subsidiaries. Alon Energy performs general corporate and administrative services and functions for us and their other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing and internal audit services. Alon Energy allocates the expenses actually incurred in performing these services to the Partnership based primarily on the estimated amount of time the individuals performing such services devote to our business and affairs relative to the amount of time they devote to the business and affairs of Alon Energy’s other subsidiaries. The management of Alon Energy and the General Partner consider these allocations to be reasonable. We record the amount of such allocations to our consolidated financial statements as selling, general and administrative expenses. Our allocation for selling, general and administrative expenses was $2,743 and $2,915 for the three months ended March 31, 2014 and 2013, respectively.

(b)	Labor Costs
We have no employees and, as a result, actual employee expense costs for Alon Energy employees working in our operations have been allocated and recorded as payroll expense and included in direct operating expenses within the consolidated statements of operations. Our share of Alon Energy’s employee expense costs included in direct operating expenses were $6,615 and $6,308 for the three months ended March 31, 2014 and 2013, respectively.

(c)	Insurance Costs
Insurance costs related to the Big Spring refinery and wholesale marketing operations are allocated to us by Alon Energy based on estimated insurance premiums on a stand-alone basis relative to Alon Energy’s total insurance premium. Our allocation for insurance costs included in direct operating expenses was $1,818 and $2,604 for the three months ended March 31, 2014 and 2013, respectively.
Distributions
In March 2014, we paid a cash distribution of $11,250, of which $9,180 was paid to Alon Energy. In March 2013, we paid a cash distribution of $35,626, of which $29,070 was paid to Alon Energy.

(11)	Commitments and Contingencies

(a)	Commitments
In the normal course of business, we have long-term commitments to purchase, at market prices, utilities such as natural gas, electricity and water for use by our refinery, terminals and pipelines. We are also party to various refined product and crude oil supply and exchange agreements. These agreements are typically short-term in nature or provide terms for cancellation.

(b)	Contingencies
The Partnership is involved in various legal actions arising in the ordinary course of business. We believe the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or liquidity.

(c)	Environmental
We are subject to loss contingencies pursuant to federal, state, and local environmental laws and regulations. These laws and regulations govern the discharge of materials into the environment and may require us to incur future obligations to investigate the effects of the release or disposal of certain petroleum, chemical, and mineral substances at various sites; to remediate or restore these sites and to compensate others for damage to property and natural resources. These contingent obligations relate to sites owned by the Partnership and are associated with past or present operations. We are currently participating in environmental investigations, assessments and cleanups pertaining to the refinery, pipelines and terminals. We may be involved in additional future environmental investigations, assessments and cleanups. The magnitude of future costs are unknown and will depend on factors such as the nature and contamination at many sites, the timing, extent and method of the remedial actions which may be required, and the determination of our liability in proportion to other responsible parties.
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
We accrued environmental remediation obligations of $6,947 ($1,307 accrued liability and $5,640 non-current liability) at March 31, 2014 and December 31, 2013.

(12)	Subsequent Event
Distribution Declared
On May 1, 2014, the board of directors of the General Partner declared a cash distribution to our common unitholders of approximately $43,125, or $0.69 per common unit. The cash distribution will be paid on May 21, 2014 to unitholders of record at the close of business on May 14, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report to “we,” “our,” “us” or like terms, refer to Alon USA Partners, LP and its subsidiaries, also referred to as the “Partnership” or “Alon.” Unless the context otherwise requires, references in this report to “Alon Energy” refers to Alon USA Energy, Inc. and any of its subsidiaries other than the Partnership, its subsidiaries and its general partner.
The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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

•	changes in fuel and utility costs incurred by our refinery;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects of and cost of compliance with the Renewable Fuel Standards 2 (“RFS2”) requirements, including the availability, cost and price volatility of Renewable Identification Numbers (“RINs”);

•	the effects and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	the effect of any national or international financial crisis on our business and financial condition; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption “Risk Factors.”

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
Company Overview
On November 26, 2012, we completed our initial public offering (the “Offering”) of 11,500,000 common units representing limited partner interests. After completion of the Offering, Alon Energy contributed to us its equity interests in Alon USA, LP and Alon USA Refining, LLC.
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
We sell refined products in both the wholesale rack and bulk markets. We focus our marketing of transportation fuels on West and Central Texas, Oklahoma, New Mexico and Arizona through our physically-integrated refining and distribution system. We distribute fuel products through a product pipeline and terminal network of seven pipelines and five terminals that we own or access through leases or long-term throughput agreements.
First Quarter Operational and Financial Highlights
Operating income for the first quarter of 2014 was $54.0 million, compared to operating income of $103.8 million for the same period last year. Our operational and financial highlights for the first quarter of 2014 include the following:

•
Big Spring refinery average throughput for the first quarter of 2014 was 73,296 bpd compared to 59,476 bpd for the first quarter of 2013. The increased throughput rate for the first quarter of 2014 was primarily due to unplanned downtime that occurred during the first quarter of 2013.

•
Operating margin at the Big Spring refinery was $14.77 per barrel for the first quarter of 2014 compared to $28.76 per barrel for the same period in 2013. This decrease in operating margin was primarily due to lower Gulf Coast 3/2/1 crack spreads and a narrowing of both the WTI Cushing to WTS spread and the WTI Cushing to WTI Midland spread. The average WTI Cushing to WTS spread for the first quarter of 2014 was $3.67 per barrel compared to $11.41 per barrel for the same period in 2013. The WTI Cushing to WTI Midland for the first quarter of 2014 was $3.54 per barrel compared to $7.72 per barrel for the same period in 2013.

•
The average Gulf Coast 3/2/1 crack spread was $16.81 per barrel for the first quarter of 2014 compared to $28.40 per barrel for the first quarter of 2013, which was primarily influenced by a reduction in the Brent to WTI Cushing spread. The average Brent to WTI Cushing spread for the first quarter of 2014 was $10.46 per barrel compared to $19.25 per barrel for the same period in 2013.

•	RINs costs for the first quarter of 2014 were $2.9 million. For the first quarter of 2013, we utilized carryover RINs from 2012 to completely offset our RINs deficit.

•	During the first quarter of 2014, we paid cash distributions of $11.3 million, or $0.18 per unit.
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
Our Big Spring refinery is capable of processing substantial volumes of sour crude oil, which has historically cost less than intermediate and sweet crude oils. We measure the cost advantage of refining sour crude oil by calculating the difference between the price of WTI Cushing crude oil and the price of WTS, a medium, sour crude oil. We refer to this differential as the WTI Cushing/WTS, or sweet/sour, spread. A widening of the sweet/sour spread can favorably influence the operating margin for our Big Spring refinery. The Big Spring refinery’s crude oil input is primarily comprised of WTS and WTI Midland priced crude oil.
In addition, we have been able to capitalize on the oversupply of West Texas crudes in Midland, the largest origination terminal for West Texas crude oil, resulting from increased production in the Permian Basin coupled with infrastructure constraints in Cushing, Oklahoma. Although West Texas crudes are typically transported to Cushing for sale, current logistical and infrastructure constraints at Cushing are limiting the ability of Permian Basin producers to transport their production to Cushing. The resulting oversupply of West Texas crudes at Midland has depressed Midland crude prices and enabled us to obtain an increased portion of our crude supply at discounted prices to Cushing. Moreover, by sourcing West Texas crude oils at Midland, we are able to eliminate the cost of transporting crude to and from Cushing. The WTI Cushing less WTI Midland spread represents the differential between the average per barrel price of WTI Cushing crude oil and the average per barrel price of WTI Midland crude oil. A widening of the WTI Cushing less WTI Midland spread can favorably influence the operating margin for our Big Spring refinery.
Global product prices are influenced by the price of Brent crude which is a global benchmark crude. Global product prices set product prices in the U.S. As a result, the Big Spring refinery is influenced by the spread between Brent crude and WTI Cushing. The Brent less WTI Cushing spread represents the differential between the average per barrel price of Brent crude oil and the average per barrel price of WTI Cushing crude oil. A widening of the spread between Brent and WTI Cushing can favorably influence the operating margins for our Big Spring refinery.
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
Factors Affecting Comparability
Our financial condition and operating results over the three months ended March 31, 2014 and 2013 have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Maintenance and Reduced Crude Oil Throughput
During the three months ended March 31, 2013, the Big Spring refinery was shut down for eleven days to perform maintenance on the crude vacuum tower as well as complete a reformer catalyst regeneration and a diesel hydro-treater catalyst replacement.

Renewable Fuel Standard
RINs costs for the three months ended March 31, 2014 were $2.9 million. For the three months ended March 31, 2013, we utilized carryover RINs from 2012 to completely offset our RINs deficit.
Results of Operations
The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our consolidated financial statements. We refer to our financial statement line items in the explanation of our period-to-period changes in results of operations. Below are general definitions of what those line items include and represent.
Net sales. Net sales consist principally of sales of refined petroleum products and are mainly affected by refined product prices, changes to the product mix and volume changes caused by operations. Product mix refers to the percentage of production represented by higher value motor fuels, such as gasoline, rather than lower value finished products.
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

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for the three months ended March 31, 2014 and 2013. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2013 is unaudited.

	For the Three Months Ended
	March 31,
	2014	2013
	(dollars in thousands, except per unit data, per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$856,460	$804,167
Operating costs and expenses:
Cost of sales	759,046	650,203
Direct operating expenses	28,941	30,422
Selling, general and administrative expenses	4,368	7,665
Depreciation and amortization	10,067	12,064
Total operating costs and expenses	802,422	700,354
Operating income	54,038	103,813
Interest expense	(11,324)	(9,392)
Other income, net	12	4
Income before state income tax expense	42,726	94,425
State income tax expense	485	900
Net income	$42,241	$93,525
Earnings per unit	$0.68	$1.50
Weighted average common units outstanding (in thousands)	62,502	62,501
Cash distribution per unit	$0.18	$0.57
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$45,267	$166,646
Investing activities	(18,627)	(6,719)
Financing activities	(11,875)	(35,456)
OTHER DATA:
Adjusted EBITDA (2)	$64,117	$115,881
Capital expenditures	4,162	2,941
Capital expenditures for turnarounds and catalysts	14,465	3,778
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (3)	$14.77	$28.76
Refinery direct operating expense (4)	4.39	5.68
PRICING STATISTICS:
Crack spreads (per barrel):
Gulf Coast 3/2/1	$16.81	$28.40
WTI Cushing crude oil (per barrel)	$98.65	$94.27
Crude oil differentials (per barrel):
WTI Cushing less WTI Midland	$3.54	$7.72
WTI Cushing less WTS	3.67	11.41
Brent less WTI Cushing	10.46	19.25
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.66	$2.84
Gulf Coast ultra-low sulfur diesel	2.93	3.09
Natural gas (per MMBtu)	4.72	3.48

	March 31, 2014	December 31, 2013
BALANCE SHEET DATA (end of period):	(dollars in thousands)
Cash and cash equivalents	$168,348	$153,583
Working capital	54,199	18,007
Total assets	884,595	849,924
Total debt	343,832	344,322
Total debt less cash and cash equivalents	175,484	190,739
Total partners’ equity	176,433	145,442

THROUGHPUT AND PRODUCTION DATA:	For the Three Months Ended
	March 31,
	2014		2013
	bpd	%	bpd	%
Refinery throughput:
WTS crude	35,345	48.2	45,220	76.0
WTI crude	35,982	49.1	11,549	19.4
Blendstocks	1,969	2.7	2,707	4.6
Total refinery throughput (5)	73,296	100.0	59,476	100.0
Refinery production:
Gasoline	36,290	49.6	29,785	50.4
Diesel/jet	24,674	33.6	19,298	32.6
Asphalt	3,406	4.6	3,359	5.7
Petrochemicals	4,412	6.0	3,726	6.3
Other	4,557	6.2	2,969	5.0
Total refinery production (6)	73,339	100.0	59,137	100.0
Refinery utilization (7)		101.9%		92.4%

(1)	Includes sales to related parties of $139,013 and $141,899 for the three months ended March 31, 2014 and 2013, respectively.

(2)
Adjusted EBITDA represents earnings before state income tax expense, interest expense and depreciation and amortization. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of state income tax expense, interest expense and the accounting effects of capital expenditures and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.

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

The following table reconciles net income to Adjusted EBITDA for the three months ended March 31, 2014 and 2013, respectively:

	For the Three Months Ended
	March 31,
	2014	2013
	(dollars in thousands)
Net income	$42,241	$93,525
State income tax expense	485	900
Interest expense	11,324	9,392
Depreciation and amortization	10,067	12,064
Adjusted EBITDA	$64,117	$115,881

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

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Net Sales. Net sales for the three months ended March 31, 2014 were $856.5 million, compared to $804.2 million for the three months ended March 31, 2013, an increase of $52.3 million. This increase was primarily due to higher refinery throughput, partially offset by lower refined product prices. Refinery throughput for the three months ended March 31, 2014 was 73,296 bpd compared to 59,476 bpd for the three months ended March 31, 2013, an increase of 23.2%. The average per gallon price of Gulf Coast gasoline for the three months ended March 31, 2014 decreased $0.18, or 6.3%, to $2.66, compared to $2.84 for the three months ended March 31, 2013. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended March 31, 2014 decreased $0.16, or 5.2%, to $2.93, compared to $3.09 for the three months ended March 31, 2013.
Cost of Sales. Cost of sales for the three months ended March 31, 2014 were $759.0 million, compared to $650.2 million for the three months ended March 31, 2013, an increase of $108.8 million. This increase was primarily due to an increase in crude oil prices, higher refinery throughput and a narrowing of both the WTI Cushing to WTS spread and the WTI Cushing to WTI Midland spread. The average price of WTI Cushing increased 4.6% to $98.65 per barrel for the three months ended March 31, 2014 from $94.27 per barrel for the three months ended March 31, 2013. The WTI Cushing to WTS spread narrowed 67.8% to $3.67 per barrel for the three months ended March 31, 2014, compared to $11.41 per barrel for the three months ended March 31, 2013. The WTI Cushing to WTI Midland spread narrowed 54.1% to $3.54 per barrel for the three months ended March 31, 2014, compared to $7.72 per barrel for the three months ended March 31, 2013. Additionally, cost of sales for the three months ended March 31, 2014 includes $2.9 million for the purchase of RINs needed to satisfy our obligation to blend biofuels into the products we produce. For the three months ended March 31, 2013, we utilized carryover RINs from 2012 to completely offset our 2013 RINs deficit.
Direct Operating Expenses. Direct operating expenses for the three months ended March 31, 2014 were $28.9 million, compared to $30.4 million for the three months ended March 31, 2013, a decrease of $1.5 million, or 4.9%. This decrease was primarily due to lower major maintenance and insurance costs partially offset by higher utility costs for the three months ended March 31, 2014.
Selling, General and Administrative Expenses. SG&A expenses for the three months ended March 31, 2014 were $4.4 million, compared to $7.7 million for the three months ended March 31, 2013, a decrease of $3.3 million, or 42.9%. This decrease was primarily due to lower employee incentive compensation costs and marketing expenses for the three months ended March 31, 2014.
Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2014 was $10.1 million, compared to $12.1 million for the three months ended March 31, 2013, a decrease of $2.0 million.
Operating Income. Operating income for the three months ended March 31, 2014 was $54.0 million, compared to $103.8 million for the three months ended March 31, 2013, a decrease of $49.8 million. This decrease was primarily due to lower refinery operating margins. Refinery operating margin was $14.77 per barrel for the three months ended March 31, 2014, compared to $28.76 per barrel for the three months ended March 31, 2013. This decrease in operating margin was primarily due to lower Gulf Coast 3/2/1 crack spreads and a narrowing of both the WTI Cushing to WTS spread and the WTI Cushing to WTI Midland spread. The average Gulf Coast 3/2/1 crack spread decreased 40.8% to $16.81 per barrel for the three months ended March 31, 2014, compared to $28.40 per barrel for the three months ended March 31, 2013, which was primarily influenced by a reduction in the Brent to WTI Cushing spread. The average Brent to WTI Cushing spread for the three months ended March 31, 2014 was $10.46 per barrel compared to $19.25 per barrel for the three months ended March 31, 2013. Also impacting operating income and refinery operating margin was $2.9 million of costs associated with the RINs obligation for the three months ended March 31, 2014. For the three months ended March 31, 2013, we utilized carryover RINs from 2012 to completely offset our 2013 RINs deficit.
Interest Expense. Interest expense was $11.3 million for the three months ended March 31, 2014, compared to interest expense of $9.4 million for the three months ended March 31, 2013, an increase of $1.9 million. This increase was primarily due to higher financing costs associated with crude oil purchases as a result of a backwardated crude oil market.
Net Income. Net income for the three months ended March 31, 2014 was $42.2 million, compared to $93.5 million for the three months ended March 31, 2013, a decrease of $51.3 million. This decrease was attributable to the factors discussed above.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash generated from our operating activities, borrowings under our revolving credit facility, inventory supply and offtake arrangement and other credit lines.
We have an agreement with J. Aron for the supply of crude oil that supports the operations of the Big Spring refinery. This arrangement substantially reduces our physical inventories and the associated need to issue letters of credit to support crude oil purchases. In addition, the structure allows us to acquire crude oil without the constraints of a maximum facility size during periods of high crude oil prices.
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
Cash Flows
The following table sets forth our consolidated cash flows for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31,
	2014	2013
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$45,267	$166,646
Investing activities	(18,627)	(6,719)
Financing activities	(11,875)	(35,456)
Net increase in cash and cash equivalents	$14,765	$124,471
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $45.3 million during the three months ended March 31, 2014 compared to $166.6 million during the three months ended March 31, 2013. The reduction in net cash provided by operating activities of $121.3 million was primarily attributable to lower net income after adjusting for non-cash items of $53.3 million, decreased cash provided by accounts payable and accrued liabilities of $53.1 million, reduced cash collected on accounts receivable of $8.1 million and higher cash used on increases of inventories of $6.7 million.
Cash Flows Used In Investing Activities
Net cash used in investing activities was $18.6 million during the three months ended March 31, 2014 compared to $6.7 million during the three months ended March 31, 2013. The increase in net cash used in investing activities of $11.9 million was primarily due to an increase in capital expenditures and capital expenditures for turnarounds and catalysts associated with the planned major turnaround scheduled for the second quarter of 2014.
Cash Flows Used In Financing Activities
Net cash used in financing activities was $11.9 million during the three months ended March 31, 2014 compared to $35.5 million during the three months ended March 31, 2013. The reduction in net cash used in financing activities of $23.6 million was primarily attributable to lower distributions to unitholders of $24.4 million.
Indebtedness
Revolving Credit Facility. We have a $240.0 million revolving credit facility that can be used both for borrowings and the issuance of letters of credit. Borrowings of $100.0 million and $100.0 million and letters of credit of $103.4 million and $109.8 million were outstanding under this facility at March 31, 2014 and December 31, 2013, respectively.
Capital Spending
Each year the Board of Directors of our General Partner approves capital projects, including sustaining maintenance, regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, growth and profit improvement projects may be approved. Our total capital expenditure budget, including expenditures for catalysts and turnarounds, for 2014 is $56.2 million. Approximately $18.6 million has been spent during the three months ended March 31, 2014.
Contractual Obligations and Commercial Commitments
There have been no material changes outside the ordinary course of business from our contractual obligations and commercial commitments detailed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
Our critical accounting policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements are the use of the LIFO method for valuing certain inventories and the deferral and subsequent amortization of costs associated with major turnarounds and catalysts replacements. No significant changes to these accounting policies have occurred subsequent to December 31, 2013.
New Accounting Standards and Disclosures
New accounting standards, if any, are disclosed in Note (1) Basis of Presentation included in the consolidated financial statements included in Item 1 of this report.

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
We maintain inventories of crude oil, refined products and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of March 31, 2014, we held 0.6 million barrels of crude oil and refined product inventories valued under the LIFO valuation method. Market value exceeded carrying value of LIFO costs by $26.0 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $0.6 million.
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
The following table provides information about our commodity contracts as of March 31, 2014:

Description	Contract Volume	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	(barrels)	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Crude)	146,078	$97.98	$—	$14,313	$14,022	$(291)
Forwards-long (Gasoline)	315,214	121.86	—	38,412	38,141	(271)
Forwards-long (Distillate)	64,285	125.47	—	8,066	8,040	(26)
Forwards-long (Jet)	15,557	123.86	—	1,927	1,912	(15)
Forwards-short (Slurry)	(700)		88.26	(62)	(61)	1
Forwards-long (Catfeed)	21,727	117.94	—	2,563	2,547	(16)
Forwards-short (Slop)	(8,909)	—	90.51	(806)	(816)	(10)
Forwards-short (Propane)	(1,605)	—	42.34	(68)	(68)	—
Futures-short (Crude)	(187,000)	—	100.36	(18,768)	(18,995)	(227)
Futures-short (Gasoline)	(331,000)	—	122.63	(40,591)	(40,565)	26
Futures-short (Distillate)	(87,000)	—	123.23	(10,721)	(10,705)	16
Interest Rate Risk
As of March 31, 2014, our outstanding debt balance of $346.9 million, excluding discounts, was subject to floating interest rates, of which $246.9 million was charged interest at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00% and $100.0 million was charged interest at the Eurodollar rate plus 3.5%, subject to a minimum interest rate of 4.0%.
An increase of 1% in the Eurodollar rate on indebtedness would result in an increase in our interest expense of approximately $0.7 million per year.

ITEM 4. CONTROLS AND PROCEDURES

(1)	Disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

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
101
The following financial information from Alon USA Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Partners, LP
		By:	Alon USA Partners GP, LLC
its general partner

Date:	May 2, 2014	By:	/s/ David Wiessman
David Wiessman
Executive Chairman of the Board

Date:	May 2, 2014	By:	/s/ Paul Eisman
Paul Eisman
President, Chief Executive Officer and Director

Date:	May 2, 2014	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)