Form 10-Q
period 2014-06-30
Alon USA Partners, LP
filed 2014-08-08
CIK 1556766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the Registrant’s common limited partner units outstanding as of August 1, 2014, was 62,506,550.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,099	$153,583
Accounts and other receivables, net	86,173	123,781
Accounts and other receivables, net - related parties	15,642	14,621
Inventories	70,446	49,146
Prepaid expenses and other current assets	15,675	4,642
Total current assets	269,035	345,773
Property, plant and equipment, net	460,097	472,885
Other assets, net	83,191	31,266
Total assets	$812,323	$849,924
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$236,857	$280,774
Accrued liabilities	47,024	44,492
Current portion of long-term debt	2,500	2,500
Total current liabilities	286,381	327,766
Other non-current liabilities	43,953	34,894
Long-term debt	340,844	341,822
Total liabilities	671,178	704,482
Commitments and contingencies (Note 11)
Partners’ equity:
General Partner	—	—
Common unitholders - 62,506,550 and 62,502,467 units issued and outstanding at June 30, 2014 and December 31, 2013, respectively	141,145	145,442
Total partners’ equity	141,145	145,442
Total liabilities and partners’ equity	$812,323	$849,924

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per unit data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales (1)	$725,852	$865,694	$1,582,312	$1,669,861
Operating costs and expenses:
Cost of sales	665,398	767,322	1,424,444	1,417,525
Direct operating expenses	25,152	27,314	54,093	57,736
Selling, general and administrative expenses	6,784	5,065	11,152	12,730
Depreciation and amortization	9,508	11,243	19,575	23,307
Total operating costs and expenses	706,842	810,944	1,509,264	1,511,298
Operating income	19,010	54,750	73,048	158,563
Interest expense	(11,569)	(8,970)	(22,893)	(18,362)
Other income, net	601	14	613	18
Income before state income tax expense	8,042	45,794	50,768	140,219
State income tax expense	240	473	725	1,373
Net income	$7,802	$45,321	$50,043	$138,846
Earnings per unit	$0.12	$0.73	$0.80	$2.22
Weighted average common units outstanding (in thousands)	62,504	62,502	62,504	62,502
Cash distribution per unit	$0.69	$1.48	$0.87	$2.05
___________

(1)	Includes sales to related parties of $152,170 and $156,043 for the three months and $291,183 and $297,942 for the six months ended June 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$50,043	$138,846
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,575	23,307
Amortization of debt issuance costs	1,018	990
Amortization of original issuance discount	272	251
Changes in operating assets and liabilities:
Accounts and other receivables, net	37,608	(25,211)
Accounts and other receivables, net - related parties	(1,021)	1,586
Inventories	(21,300)	3,028
Prepaid expenses and other current assets	(11,033)	4,219
Other assets, net	(1,053)	553
Accounts payable	(26,977)	2,335
Accrued liabilities	(10,959)	1,401
Other non-current liabilities	9,059	1,938
Net cash provided by operating activities	45,232	153,243
Cash flows from investing activities:
Capital expenditures	(11,439)	(9,157)
Capital expenditures for turnarounds and catalysts	(25,447)	(4,819)
Net cash used in investing activities	(36,886)	(13,976)
Cash flows from financing activities:
Distributions paid to unitholders	(10,010)	(23,579)
Distributions paid to unitholders - Alon Energy	(44,370)	(104,550)
Inventory agreement transactions	(25,200)	—
Deferred debt issuance costs	—	(205)
Revolving credit facility, net	—	(49,000)
Payments on long-term debt	(1,250)	(1,250)
Net cash used in financing activities	(80,830)	(178,584)
Net decrease in cash and cash equivalents	(72,484)	(39,317)
Cash and cash equivalents, beginning of period	153,583	66,001
Cash and cash equivalents, end of period	$81,099	$26,684
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$23,203	$17,601
Cash paid for income tax	$725	$1,373
Supplemental disclosure of non-cash activity:
Capital expenditures included in accounts payable and accrued liabilities	$28,741	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

(1)	Basis of Presentation
As used in this report, the terms “Alon,” the “Partnership,” “we,” “us” or “our” refer to Alon USA Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole. References in this report to “Alon Energy” refer collectively to Alon USA Energy, Inc. and its consolidated subsidiaries, other than Alon USA Partners, LP, its subsidiaries and its general partner.
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
In the opinion of the General Partner’s management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances may have been aggregated or disaggregated in order to conform to the current year presentation. Our results of operations for the six months ended June 30, 2014 are not necessarily indicative of the operating results that may be realized for the year ending December 31, 2014.
Our consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that provides accounting guidance for all revenue arising from contracts to provide goods or services to customers. This standard is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The requirements from the new standard are effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. The standard allows for either full retrospective adoption or modified retrospective adoption. We are evaluating the guidance to determine the method of adoption and the impact of this standard on our consolidated financial statements.

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
The RINs obligation represents the period-end deficit, if any, after considering any RINs acquired or under contract, necessary to meet our requirements to blend biofuels into the products we have produced. The RINs obligation is categorized as level 2 of the fair value hierarchy and is measured at fair value using the market approach based on quoted prices from an independent pricing service.
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at June 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
As of June 30, 2014
Liabilities:
Commodity contracts (futures and forwards)	$329	$—	$—	$329
Fair value hedge	—	4,696	—	4,696

As of December 31, 2013
Assets:
Commodity contracts (futures and forwards)	$22	$—	$—	$22
Liabilities:
Fair value hedge	—	2,304	—	2,304
RINs obligation	—	334	—	334

(3)	Derivative Financial Instruments
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
As of June 30, 2014, we have accounted for certain commodity contracts as fair value hedges with contract purchase volumes of 304 thousand barrels of crude oil with remaining contract terms through May 2019.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following tables present the effect of derivative instruments on the consolidated statements of financial position:

	As of June 30, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$520	Accrued liabilities	$849
Total derivatives not designated as hedging instruments		$520		$849

Derivatives designated as hedging instruments:
Fair value hedge		$—	Other non-current liabilities	$4,696
Total derivatives designated as hedging instruments		—		4,696
Total derivatives		$520		$5,545

	As of December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$303	Accrued liabilities	$281
Total derivatives not designated as hedging instruments		$303		$281

Derivatives designated as hedging instruments:
Fair value hedge		$—	Other non-current liabilities	$2,304
Total derivatives designated as hedging instruments		—		2,304
Total derivatives		$303		$2,585
The following tables present the effect of derivative instruments on the consolidated statements of operations:
Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
	Location	2014	2013	2014	2013
Fair value hedge	Cost of sales	$(1,569)	$(4)	$(2,392)	$(1,598)
Total derivatives		$(1,569)	$(4)	$(2,392)	$(1,598)
Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
	Location	2014	2013	2014	2013
Commodity contracts (futures & forwards)	Cost of sales	$(2,898)	$(1,001)	$(2,275)	$6,650
Total derivatives		$(2,898)	$(1,001)	$(2,275)	$6,650

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
The following table presents offsetting information regarding our derivatives by type of transaction as of June 30, 2014 and December 31, 2013:

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of June 30, 2014
Derivative Assets:
Commodity contracts (futures & forwards)	$566	$(46)	$520	$(520)	$—	$—
Derivative Liabilities:
Commodity contracts (futures & forwards)	$895	$(46)	$849	$(520)	$—	$329
Fair value hedge	4,696	—	4,696	—	—	4,696

As of December 31, 2013
Derivative Assets:
Commodity contracts (futures & forwards)	$514	$(211)	$303	$(281)	$—	$22
Derivative Liabilities:
Commodity contracts (futures & forwards)	$492	$(211)	$281	$(281)	$—	$—
Fair value hedge	2,304	—	2,304	—	—	2,304
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
During the three months ended June 30, 2014, we generated RINs credits of $759, as a result of reduced production during the planned turnaround at our refinery, compared to RINs costs of $8,016 for three months ended June 30, 2013. RINs costs were $2,167 and $8,016 for the six months ended June 30, 2014 and 2013, respectively. These amounts are reflected in cost of sales. We utilized carryover RINs from 2012 to completely offset our first quarter 2013 RINs deficit.

(4)	Inventories
Our inventories (including inventory consigned to others) are stated at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) method for crude oil, refined products and blendstock inventories. Materials and supplies are stated at average cost.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Carrying value of inventories consisted of the following:

	June 30, 2014	December 31, 2013
Crude oil, refined products and blendstocks	$39,665	$25,246
Crude oil inventory consigned to others	21,388	14,214
Materials and supplies	9,393	9,686
Total inventories	$70,446	$49,146
Market values of crude oil, refined products and blendstock inventories exceeded LIFO costs by $24,735 and $21,216 at June 30, 2014 and December 31, 2013, respectively.

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
Following expiration or termination of the Supply and Offtake Agreement, we are obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the Big Spring refinery at then current market prices.
At June 30, 2014 and December 31, 2013, we had net current receivables of $19,914 and $11,640, respectively, from J. Aron for sales and purchases, non-current liabilities related to the original financing of $33,499 and $24,482, respectively, and a consignment inventory receivable representing a deposit paid to J. Aron of $6,290 and $6,290, respectively.
Additionally, we had current receivables of $520 and current payables of $263 at June 30, 2014 and December 31, 2013, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

(6)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	June 30, 2014	December 31, 2013
Refining facilities	$681,594	$677,085
Accumulated depreciation	(221,497)	(204,200)
Property, plant and equipment, net	$460,097	$472,885

(7)	Additional Financial Information
The following tables provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	June 30, 2014	December 31, 2013
Deferred debt issuance costs	$6,764	$7,782
Receivable from supply agreement	6,290	6,290
Deferred turnaround and catalyst cost	60,783	7,774
Other	9,354	9,420
Total other assets	$83,191	$31,266

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(b)	Accrued Liabilities and Other Non-Current Liabilities

	June 30, 2014	December 31, 2013
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$16,341	$30,354
Accrued finance charges	647	1,365
Environmental accrual (Note 11)	1,307	1,307
Commodity contracts	849	281
Other	27,880	11,185
Total accrued liabilities	$47,024	$44,492

Other Non-Current Liabilities:
Consignment inventory obligation	$33,499	$24,482
Environmental accrual (Note 11)	5,640	5,640
Asset retirement obligations	2,015	1,973
Other	2,799	2,799
Total other non-current liabilities	$43,953	$34,894

(8)	Indebtedness
Debt consisted of the following:

	June 30, 2014	December 31, 2013
Term loan credit facility	$243,344	$244,322
Revolving credit facility	100,000	100,000
Total debt	343,344	344,322
Less: Current portion	2,500	2,500
Total long-term debt	$340,844	$341,822
Outstanding letters of credit under the revolving credit facility were $58,963 and $109,772 at June 30, 2014 and December 31, 2013, respectively.
Our revolving credit facility contains maintenance financial covenants. At June 30, 2014, we were in compliance with these covenants.

(9)	Partners' Equity (unit values in dollars)
Cash Distributions
We have adopted a policy pursuant to which we will distribute all of the available cash generated each quarter, as defined in the partnership agreement and subject to the approval of the board of directors of the General Partner. The per unit amount of available cash to be distributed each quarter, if any, will be distributed within 60 days following the end of such quarter.
During the six months ended June 30, 2014, we paid the following cash distributions:

Date Paid	Distribution Amount Per Unit	Total Distribution Amount
May 21, 2014	$0.69	$43,130
March 3, 2014	0.18	11,250
Restricted Units
In May 2014, we granted awards to non-employee directors of the General Partner of 4,083 restricted common units at an average grant date price of $18.38 per unit, which vest over a period of three years, assuming continued service at vesting.

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

(a)	Corporate Overhead Allocations
Alon Energy performs general corporate and administrative services and functions for us and their other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing and internal audit services. Alon Energy allocates the expenses actually incurred in performing these services to the Partnership based primarily on the estimated amount of time the individuals performing such services devote to our business and affairs relative to the amount of time they devote to the business and affairs of Alon Energy’s other subsidiaries. The management of Alon Energy and the General Partner consider these allocations to be reasonable. We record the amount of such allocations to our consolidated financial statements as selling, general and administrative expenses. Our allocation for selling, general and administrative expenses were $3,225 and $3,529, for the three months ended June 30, 2014 and 2013, respectively, and $5,968 and $6,444 for the six months ended June 30, 2014 and 2013, respectively.

(b)	Labor Costs
As we are operated as a component of Alon Energy’s integrated operations, we have no employees. As a result, employee expense costs for Alon Energy employees working in our operations have been allocated and recorded as payroll expense and included in direct operating expenses within the consolidated statements of operations. The allocated portion of Alon Energy’s employee expense costs included in direct operating expenses were $7,091 and $5,650 for the three months ended June 30, 2014 and 2013, respectively, and $13,706 and $11,958 for the six months ended June 30, 2014 and 2013, respectively.

(c)	Insurance Costs
Insurance costs related to the Big Spring refinery and wholesale marketing operations are allocated to us by Alon Energy based on estimated insurance premiums on a stand-alone basis relative to Alon Energy’s total insurance premium. Our allocation for insurance costs included in direct operating expenses were $1,818 and $2,658 for the three months ended June 30, 2014 and 2013, respectively, and $3,636 and $5,262 for the six months ended June 30, 2014 and 2013, respectively.
Leasing Agreements
In June 2014, we entered into six year lease agreements with a subsidiary of Alon Energy to lease equipment used at the Big Spring refinery. The lease agreements are effective July 1, 2014 and require fixed monthly payments amounting to $4,920 annually.
The transaction was reviewed and approved by the Conflicts Committee of our General Partner, in consultation with independent consultants.
Distributions
During the six months ended June 30, 2014, we paid cash distributions of $54,380, or $0.87 per unit. Total cash distributions paid to Alon Energy were $44,370. During the six months ended June 30, 2013, we paid cash distributions of $128,129, or $2.05 per unit. Total cash distributions paid to Alon Energy were $104,550.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(11)	Commitments and Contingencies

(a)	Commitments
In the normal course of business, we have long-term commitments to purchase, at market prices, utilities such as natural gas, electricity and water for use by our refinery, terminals and pipelines. We are also party to various refined product and crude oil supply and exchange agreements, which are typically short-term in nature or provide terms for cancellation.

(b)	Contingencies
We are involved in various legal actions arising in the ordinary course of business. We believe the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or liquidity.

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
We have accrued environmental remediation obligations of $6,947 ($1,307 accrued liability and $5,640 non-current liability) at June 30, 2014 and December 31, 2013.

(12)	Subsequent Event
Distribution Declared
In August 2014, the board of directors of the General Partner declared a cash distribution to our common unitholders of approximately $8,130, or $0.13 per common unit. The cash distribution will be paid on August 25, 2014 to unitholders of record at the close of business on August 18, 2014.

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

•
termination of our Supply and Offtake Agreement with J. Aron & Company (“J. Aron”), under which J. Aron is our largest supplier of crude oil and our largest customer of refined products. Additionally upon termination of the Supply and Offtake Agreement, we are obligated to purchase the crude oil and refined product inventories then owned by J. Aron at then current market prices;

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
Company Overview
We are a Delaware limited partnership formed in August 2012 by Alon USA Energy, Inc. (NYSE: ALJ) (“Alon Energy”) to own, operate and grow our strategically located refining and petroleum products marketing business. Our integrated downstream business operates primarily in the South Central and Southwestern regions of the United States. We own and operate a crude oil refinery in Big Spring, Texas with total crude oil throughput capacity of approximately 73,000 barrels per day (“bpd”), which we refer to as our Big Spring refinery. We refine crude oil into finished products, which we market primarily in West and Central Texas, Oklahoma, New Mexico and Arizona through our wholesale distribution network to both Alon Energy’s retail convenience stores and other third-party distributors.
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
Second Quarter Operational and Financial Highlights
Operating income for the second quarter of 2014 was $19.0 million, compared to $54.8 million for the same period last year. Our operational and financial highlights for the second quarter of 2014 include the following:

•
During the second quarter of 2014, we completed the planned turnaround and the vacuum tower project at the Big Spring refinery, which has allowed us to increase the refinery’s crude oil throughput by 3,000 bpd to 73,000 bpd.

•
Big Spring refinery average throughput for the second quarter of 2014 was 38,994 bpd compared to 72,124 bpd for the second quarter of 2013. The lower throughput was primarily due to the planned turnaround during the second quarter of 2014.

•
Operating margin at the Big Spring refinery was $17.04 per barrel for the second quarter of 2014 compared to $14.99 per barrel for the same period in 2013. This increase in operating margin was primarily due to a widening of both the WTI Cushing to WTS spread and the WTI Cushing to WTI Midland spread, partially offset by a lower Gulf Coast 3/2/1 crack spread. During the second quarter of 2014, we generated RINs credits of $0.8 million, as a result of reduced production during the planned turnaround, compared to RINs costs of $8.0 million for the second quarter of 2013.

•
The average WTI Cushing to WTS spread for the second quarter of 2014 was $7.88 per barrel compared to $0.36 per barrel for the same period in 2013. The average WTI Cushing to WTI Midland spread for the second quarter of 2014 was $8.37 per barrel compared to $0.14 per barrel for the same period in 2013.

•
The average Gulf Coast 3/2/1 crack spread was $16.42 per barrel for the second quarter of 2014 compared to $21.17 per barrel for the second quarter of 2013, which was primarily influenced by a reduction in the Brent to WTI Cushing spread. The average Brent to WTI Cushing spread for the second quarter of 2014 was $7.56 per barrel compared to $12.51 per barrel for the same period in 2013.

•	During the second quarter of 2014, we paid cash distributions of $43.1 million, or $0.69 per unit, compared to $92.5 million, or $1.48 per unit during the second quarter of 2013.
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
In addition, we have been able to capitalize on the oversupply of West Texas crudes in Midland, the largest origination terminal for West Texas crude oil, resulting from increased production in the Permian Basin coupled with infrastructure constraints. Although West Texas crudes are typically transported to Cushing and to the Gulf Coast for sale, current logistical and infrastructure constraints are limiting the ability of Permian Basin producers to transport their production to Cushing and to the Gulf Coast. The resulting oversupply of West Texas crudes at Midland has depressed Midland crude prices and enabled us to obtain an increased portion of our crude supply at discounted prices to Cushing. Moreover, by sourcing West Texas crude oils at Midland, we are able to eliminate the cost of transporting crude to and from Cushing. The WTI Cushing less WTI Midland spread represents the differential between the average per barrel price of WTI Cushing crude oil and the average per barrel price of WTI Midland crude oil. A widening of the WTI Cushing less WTI Midland spread can favorably influence the operating margin for our Big Spring refinery.
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
Factors Affecting Comparability
Our financial condition and operating results over the three and six months ended June 30, 2014 and 2013 have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Maintenance and Turnaround Impact on Crude Oil Throughput
During the three months ended June 30, 2014, we completed both the planned turnaround and the vacuum tower project at the refinery, which will increase our distillate yield, improve energy efficiency and allow us to better optimize our crude slate. Due to these events, refinery throughput was reduced during the three and six months ended June 30, 2014.

Renewable Fuel Standard
During the three months ended June 30, 2014, we generated RINs credits of $0.8 million, as a result of reduced production during the planned turnaround, compared to RINs costs of $8.0 million for the three months ended June 30, 2013. RINs costs were $2.2 million and $8.0 million for the six months ended June 30, 2014 and 2013, respectively. We utilized carryover RINs from 2012 to completely offset our first quarter 2013 RINs deficit.
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

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for the three and six months ended June 30, 2014 and 2013. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2013 is unaudited.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(dollars in thousands, except per unit data, per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$725,852	$865,694	$1,582,312	$1,669,861
Operating costs and expenses:
Cost of sales	665,398	767,322	1,424,444	1,417,525
Direct operating expenses	25,152	27,314	54,093	57,736
Selling, general and administrative expenses	6,784	5,065	11,152	12,730
Depreciation and amortization	9,508	11,243	19,575	23,307
Total operating costs and expenses	706,842	810,944	1,509,264	1,511,298
Operating income	19,010	54,750	73,048	158,563
Interest expense	(11,569)	(8,970)	(22,893)	(18,362)
Other income, net	601	14	613	18
Income before state income tax expense	8,042	45,794	50,768	140,219
State income tax expense	240	473	725	1,373
Net income	$7,802	$45,321	$50,043	$138,846
Earnings per unit	$0.12	$0.73	$0.80	$2.22
Weighted average common units outstanding (in thousands)	62,504	62,502	62,504	62,502
Cash distribution per unit	$0.69	$1.48	$0.87	$2.05
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$(35)	$(13,403)	$45,232	$153,243
Investing activities	(18,259)	(7,257)	(36,886)	(13,976)
Financing activities	(68,955)	(143,128)	(80,830)	(178,584)
OTHER DATA:
Adjusted EBITDA (2)	$29,119	$66,007	$93,236	$181,888
Capital expenditures	7,277	6,216	11,439	9,157
Capital expenditures for turnarounds and catalysts	10,982	1,041	25,447	4,819
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (3)	$17.04	$14.99	$15.56	$21.18
Refinery direct operating expense (4)	7.09	4.16	5.33	4.85
PRICING STATISTICS:
Crack spreads (per barrel):
Gulf Coast 3/2/1	$16.42	$21.17	$16.61	$24.76
WTI Cushing crude oil (per barrel)	$103.04	$94.20	$100.86	$94.23
Crude oil differentials (per barrel):
WTI Cushing less WTI Midland	$8.37	$0.14	$5.96	$3.91
WTI Cushing less WTS	7.88	0.36	5.79	5.86
Brent less WTI Cushing	7.56	12.51	10.25	16.98
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.81	$2.69	$2.73	$2.77
Gulf Coast ultra-low sulfur diesel	2.92	2.86	2.93	2.97
Natural gas (per MMBtu)	4.58	4.02	4.65	3.76

	June 30, 2014	December 31, 2013
BALANCE SHEET DATA (end of period):	(dollars in thousands)
Cash and cash equivalents	$81,099	$153,583
Working capital	(17,346)	18,007
Total assets	812,323	849,924
Total debt	343,344	344,322
Total debt less cash and cash equivalents	262,245	190,739
Total partners’ equity	141,145	145,442

THROUGHPUT AND PRODUCTION DATA:	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2014		2013		2014		2013
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTS crude	12,634	32.4	53,627	74.4	23,927	42.7	49,446	75.1
WTI crude	23,391	60.0	17,180	23.8	29,652	52.9	14,380	21.8
Blendstocks	2,969	7.6	1,317	1.8	2,471	4.4	2,009	3.1
Total refinery throughput (5)	38,994	100.0	72,124	100.0	56,050	100.0	65,835	100.0
Refinery production:
Gasoline	17,484	45.1	35,057	48.7	26,835	48.0	32,436	49.4
Diesel/jet	12,315	31.8	24,748	34.4	18,461	33.0	22,038	33.6
Asphalt	1,660	4.3	4,453	6.2	2,529	4.5	3,909	6.0
Petrochemicals	1,825	4.7	4,628	6.4	3,111	5.5	4,179	6.4
Other	5,483	14.1	3,088	4.3	5,022	9.0	3,029	4.6
Total refinery production (6)	38,767	100.0	71,974	100.0	55,958	100.0	65,591	100.0
Refinery utilization (7)		85.4%		101.2%		95.7%		97.1%

(1)	Includes sales to related parties of $152,170 and $156,043 for the three months and $291,183 and $297,942 for the six months ended June 30, 2014 and 2013, respectively.

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

The following table reconciles net income to Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Net income	$7,802	$45,321	$50,043	$138,846
State income tax expense	240	473	725	1,373
Interest expense	11,569	8,970	22,893	18,362
Depreciation and amortization	9,508	11,243	19,575	23,307
Adjusted EBITDA	$29,119	$66,007	$93,236	$181,888

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

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Net Sales. Net sales for the three months ended June 30, 2014 were $725.9 million, compared to $865.7 million for the three months ended June 30, 2013, a decrease of $139.8 million. This decrease was due to lower refinery throughput, partially offset by increased sales of purchased products and higher refined product prices during the three months ended June 30, 2014 compared to the same period last year. Refinery average throughput for the three months ended June 30, 2014 was 38,994 bpd compared to 72,124 bpd for the three months ended June 30, 2013, a decrease of 45.9%. During the three months ended June 30, 2014, we completed both the planned turnaround and the vacuum tower project at the refinery, which will increase our distillate yield, improve energy efficiency and allow us to better optimize our crude slate. Due to these events, refinery throughput was reduced during the three months ended June 30, 2014. The average per gallon price of Gulf Coast gasoline for the three months ended June 30, 2014 increased $0.12, or 4.5%, to $2.81, compared to $2.69 for the three months ended June 30, 2013. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended June 30, 2014 increased $0.06, or 2.1%, to $2.92, compared to $2.86 for the three months ended June 30, 2013.
Cost of Sales. Cost of sales for the three months ended June 30, 2014 were $665.4 million, compared to $767.3 million for the three months ended June 30, 2013, a decrease of $101.9 million. This decrease was primarily due to lower refinery throughput, partially offset by increased products purchased to meet contractual obligations during the planned turnaround.
Direct Operating Expenses. Direct operating expenses for the three months ended June 30, 2014 were $25.2 million, compared to $27.3 million for the three months ended June 30, 2013, a decrease of $2.1 million, or 7.7%. This decrease was primarily due to lower overall direct operating expenses as a result of the shut down for the turnaround as well as lower insurance costs.
Selling, General and Administrative Expenses. SG&A expenses for the three months ended June 30, 2014 were $6.8 million, compared to $5.1 million for the three months ended June 30, 2013, an increase of $1.7 million, or 33.3%, primarily due to higher employee related costs.
Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2014 was $9.5 million, compared to $11.2 million for the three months ended June 30, 2013, a decrease of $1.7 million, or 15.2%. This decrease was primarily due to reduced amortization of turnaround and catalyst replacement costs during the three months ended June 30, 2014.
Operating Income. Operating income for the three months ended June 30, 2014 was $19.0 million, compared to $54.8 million for the three months ended June 30, 2013, a decrease of $35.8 million. This decrease was primarily due to the planned turnaround, partially offset by higher refinery operating margin. Refinery operating margin was $17.04 per barrel for the three months ended June 30, 2014, compared to $14.99 per barrel for the three months ended June 30, 2013. This increase in operating margin was primarily due to a widening of both the WTI Cushing to WTS spread and the WTI Cushing to WTI Midland spread, partially offset by a lower Gulf Coast 3/2/1 crack spread. The average Gulf Coast 3/2/1 crack spread decreased to $16.42 per barrel for the three months ended June 30, 2014, compared to $21.17 per barrel for the three months ended June 30, 2013, which was primarily influenced by a reduction in the Brent to WTI Cushing spread. The average Brent to WTI Cushing spread for the three months ended June 30, 2014 was $7.56 per barrel compared to $12.51 per barrel for the three months ended June 30, 2013. The WTI Cushing to WTS spread widened for the three months ended June 30, 2014 to $7.88 per barrel compared to $0.36 per barrel for the three months ended June 30, 2013. The WTI Cushing to WTI Midland spread widened to $8.37 per barrel for the three months ended June 30, 2014, compared to $0.14 per barrel for the three months ended June 30, 2013. Also impacting operating income and refinery operating margin during the three months ended June 30, 2014, were RINs credits of $0.8 million, generated as a result of reduced production during the planned turnaround, compared to RINs costs of $8.0 million for the three months ended June 30, 2013.
Interest Expense. Interest expense for the three months ended June 30, 2014 was $11.6 million, compared to $9.0 million for the three months ended June 30, 2013, an increase of $2.6 million. This increase was primarily due to higher financing costs associated with crude oil purchases as a result of a backwardated crude oil market.
Net Income. Net income for the three months ended June 30, 2014 was $7.8 million, compared to $45.3 million for the three months ended June 30, 2013, a decrease of $37.5 million. This decrease was attributable to the factors discussed above.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Net Sales. Net sales for the six months ended June 30, 2014 were $1,582.3 million, compared to $1,669.9 million for the six months ended June 30, 2013, a decrease of $87.6 million. This decrease was primarily due to lower refinery throughput and lower refined product prices, partially offset by increased sales of purchased products. Refinery average throughput for the six months ended June 30, 2014 was 56,050 bpd compared to 65,835 bpd for the six months ended June 30, 2013, a decrease of 14.9%. During the six months ended June 30, 2014, we completed both the planned turnaround and the vacuum tower project at our refinery, which will increase our distillate yield, improve energy efficiency and allow us to better optimize our crude slate. Due to these events, refinery throughput was reduced during the six months ended June 30, 2014. The average per gallon price of Gulf Coast gasoline for the six months ended June 30, 2014 decreased $0.04, or 1.4%, to $2.73, compared to $2.77 for the six months ended June 30, 2013. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the six months ended June 30, 2014 decreased $0.04, or 1.3%, to $2.93, compared to $2.97 for the six months ended June 30, 2013.
Cost of Sales. Cost of sales for the six months ended June 30, 2014 were $1,424.4 million, compared to $1,417.5 million for the six months ended June 30, 2013, an increase of $6.9 million. This increase was primarily due to an increase in crude oil prices and increased products purchased to meet contractual obligations during the planned turnaround, partially offset by reduced refinery throughput. The average price of WTI Cushing increased 7.0% to $100.86 per barrel for the six months ended June 30, 2014 from $94.23 per barrel for the six months ended June 30, 2013. The WTI Cushing to WTI Midland spread widened 52.4%, to $5.96 per barrel for the six months ended June 30, 2014, compared to $3.91 per barrel for the six months ended June 30, 2013. Additionally, cost of sales for the six months ended June 30, 2014 and 2013 includes RINs costs of $2.2 million and $8.0 million, respectively, for the purchase of RINs needed to satisfy our obligation to blend biofuels into the products we produce.
Direct Operating Expenses. Direct operating expenses for the six months ended June 30, 2014 were $54.1 million, compared to $57.7 million for the six months ended June 30, 2013, a decrease of $3.6 million, or 6.2%. This decrease was primarily due to lower major maintenance and insurance costs, partially offset by higher utility costs for the six months ended June 30, 2014.
Selling, General and Administrative Expenses. SG&A expenses for the six months ended June 30, 2014 were $11.2 million, compared to $12.7 million for the six months ended June 30, 2013, a decrease of $1.5 million, or 11.8%. This decrease was primarily due to lower marketing expenses for the six months ended June 30, 2014.
Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2014 was $19.6 million, compared to $23.3 million for the six months ended June 30, 2013, a decrease of $3.7 million due to reduced amortization of turnaround and catalyst replacement costs.
Operating Income. Operating income for the six months ended June 30, 2014 was $73.0 million, compared to $158.6 million for the six months ended June 30, 2013, a decrease of $85.6 million. This decrease was primarily due to lower refinery operating margins and lower refinery throughput. Refinery operating margin was $15.56 per barrel for the six months ended June 30, 2014, compared to $21.18 per barrel for the six months ended June 30, 2013. This decrease in operating margin was primarily due to a lower Gulf Coast 3/2/1 crack spread, partially offset by a widening WTI Cushing to WTI Midland spread. The average Gulf Coast 3/2/1 crack spread decreased 32.9% to $16.61 per barrel for the six months ended June 30, 2014, compared to $24.76 per barrel for the six months ended June 30, 2013, which was primarily influenced by a reduction in the Brent to WTI Cushing spread. The average Brent to WTI Cushing spread for the six months ended June 30, 2014 was $10.25 per barrel compared to $16.98 per barrel for the six months ended June 30, 2013. Also impacting operating income and refinery operating margin for the six months ended June 30, 2014 and 2013 were RINs costs of $2.2 million and $8.0 million, respectively.
Interest Expense. Interest expense was $22.9 million for the six months ended June 30, 2014, compared to interest expense of $18.4 million for the six months ended June 30, 2013, an increase of $4.5 million. This increase was primarily due to higher financing costs associated with crude oil purchases as a result of a backwardated crude oil market.
Net Income. Net income for the six months ended June 30, 2014 was $50.0 million, compared to $138.8 million for the six months ended June 30, 2013, a decrease of $88.8 million. This decrease was attributable to the factors discussed above.
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

Cash Flows
The following table sets forth our consolidated cash flows for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended
	June 30,
	2014	2013
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$45,232	$153,243
Investing activities	(36,886)	(13,976)
Financing activities	(80,830)	(178,584)
Net decrease in cash and cash equivalents	$(72,484)	$(39,317)
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $45.2 million during the six months ended June 30, 2014 compared to $153.2 million during the six months ended June 30, 2013. The reduction in net cash provided by operating activities of $108.0 million was primarily attributable to lower net income after adjusting for non-cash items of $92.5 million, decreased cash provided by accounts payable and accrued liabilities of $41.7 million and higher cash used on increases of inventories of $24.3 million, partially offset by increased cash collected on accounts receivable of $60.2 million.
Cash Flows Used In Investing Activities
Net cash used in investing activities was $36.9 million during the six months ended June 30, 2014 compared to $14.0 million during the six months ended June 30, 2013. The increase in net cash used in investing activities of $22.9 million was primarily due to an increase in capital expenditures and capital expenditures for turnarounds and catalysts associated with the planned turnaround completed during the second quarter of 2014.
Cash Flows Used In Financing Activities
Net cash used in financing activities was $80.8 million during the six months ended June 30, 2014 compared to $178.6 million during the six months ended June 30, 2013. The reduction in net cash used in financing activities of $97.8 million was primarily attributable to lower distributions to unitholders of $73.7 million and reduced payments on financing arrangements of $23.8 million.
Indebtedness
Revolving Credit Facility. We have a $240.0 million revolving credit facility that can be used both for borrowings and the issuance of letters of credit. Borrowings of $100.0 million and $100.0 million and letters of credit of $59.0 million and $109.8 million were outstanding under this facility at June 30, 2014 and December 31, 2013, respectively.
Capital Spending
Each year the Board of Directors of our General Partner approves capital projects, including sustaining maintenance, regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, growth and profit improvement projects may be approved. Our total capital expenditure plan, including expenditures for catalysts and turnarounds, for 2014 is $67.0 million. Approximately $36.9 million has been spent during the six months ended June 30, 2014.
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
We maintain inventories of crude oil, refined products and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of June 30, 2014, we held 0.7 million barrels of crude oil and refined product inventories valued under the LIFO valuation method. Market value exceeded carrying value of LIFO costs by $24.7 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $0.7 million.
All commodity derivative contracts are recorded at fair value and any changes in fair value between periods is recorded in the profit and loss section of our consolidated financial statements. “Forwards” represent physical trades for which pricing and quantities have been set, but the physical product delivery has not occurred by the end of the reporting period. “Futures” represent trades which have been executed on the New York Mercantile Exchange which have not been closed or settled at the end of the reporting period. A “long” represents an obligation to purchase product and a “short” represents an obligation to sell product.
The following table provides information about our commodity derivative contracts as of June 30, 2014:

Description	Contract Volume	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	(barrels)	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Crude)	2,410	$96.24	$—	$232	$236	$4
Forwards-long (Gasoline)	338,986	126.60	—	42,917	43,382	465
Forwards-long (Distillate)	142,600	125.57	—	17,906	17,893	(13)
Forwards-short (Jet)	(26,766)	—	123.56	(3,307)	(3,287)	20
Forwards-long (Slurry)	1,179	92.10		109	109	—
Forwards-long (Catfeed)	65,326	121.29	—	7,924	7,985	61
Forwards-long (Slop)	10,438	95.15	—	993	995	2
Forwards-short (Propane)	(29,981)	—	41.73	(1,251)	(1,270)	(19)
Futures-short (Crude)	(145,000)	—	105.47	(15,293)	(15,279)	14
Futures-short (Gasoline)	(460,000)	—	126.50	(58,189)	(58,796)	(607)
Futures-short (Distillate)	(150,000)	—	123.25	(18,488)	(18,744)	(256)
Interest Rate Risk
As of June 30, 2014, our outstanding debt balance of $346.3 million, excluding discounts, was subject to floating interest rates, of which $246.3 million was charged interest at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00% and $100.0 million was charged interest at the Eurodollar rate plus 3.5%, subject to a minimum interest rate of 4.0%.
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
There has been no change in our internal control over financial reporting (as described in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are transitioning our assessment of our internal control effectiveness over financial reporting from the criteria outlined by the 1992 framework of the Committee of Sponsoring Organizations of the Treadway Commission to its 2013 framework. We expect to complete this transition during 2014.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
10.1
Amendment to Supply and Offtake Agreement dated as of February 1, 2013 between J. Aron & Company and Alon USA, LP (incorporated by reference to Exhibit 10.5 to Alon USA Energy, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2014, SEC File No. 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon USA Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Partners, LP
		By:	Alon USA Partners GP, LLC
its general partner

Date:	August 8, 2014	By:	/s/ David Wiessman
David Wiessman
Executive Chairman of the Board

Date:	August 8, 2014	By:	/s/ Paul Eisman
Paul Eisman
President, Chief Executive Officer and Director

Date:	August 8, 2014	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)