Form 10-Q
period 2014-09-30
Alon USA Partners, LP
filed 2014-10-31
CIK 1556766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the Registrant’s common limited partner units outstanding as of October 24, 2014, was 62,506,550.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115,295	$153,583
Accounts and other receivables, net	108,524	123,781
Accounts and other receivables, net - related parties	15,212	14,621
Inventories	58,815	49,146
Prepaid expenses and other current assets	12,129	4,642
Total current assets	309,975	345,773
Property, plant and equipment, net	452,489	472,885
Other assets, net	79,971	31,266
Total assets	$842,435	$849,924
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$257,598	$280,774
Accrued liabilities	39,081	44,492
Current portion of long-term debt	2,500	2,500
Total current liabilities	299,179	327,766
Other non-current liabilities	42,870	34,894
Long-term debt	290,358	341,822
Total liabilities	632,407	704,482
Commitments and contingencies (Note 11)
Partners’ equity:
General Partner	—	—
Common unitholders - 62,506,550 and 62,502,467 units issued and outstanding at September 30, 2014 and December 31, 2013, respectively	210,028	145,442
Total partners’ equity	210,028	145,442
Total liabilities and partners’ equity	$842,435	$849,924

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per unit data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales (1)	$838,882	$881,902	$2,421,194	$2,551,763
Operating costs and expenses:
Cost of sales	701,331	844,423	2,125,775	2,261,948
Direct operating expenses	25,723	26,281	79,816	84,017
Selling, general and administrative expenses	8,353	4,134	19,505	16,864
Depreciation and amortization	13,852	10,975	33,427	34,282
Total operating costs and expenses	749,259	885,813	2,258,523	2,397,111
Loss on disposition of assets	—	(21)	—	(21)
Operating income (loss)	89,623	(3,932)	162,671	154,631
Interest expense	(11,584)	(12,127)	(34,477)	(30,489)
Other income, net	14	—	627	18
Income (loss) before state income tax expense	78,053	(16,059)	128,821	124,160
State income tax expense	1,060	61	1,785	1,434
Net income (loss)	$76,993	$(16,120)	$127,036	$122,726
Earnings (loss) per unit	$1.23	$(0.26)	$2.03	$1.96
Weighted average common units outstanding (in thousands)	62,507	62,502	62,505	62,502
Cash distribution per unit	$0.13	$0.71	$1.00	$2.76
___________

(1)	Includes sales to related parties of $156,131 and $164,338 for the three months and $447,314 and $462,280 for the nine months ended September 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$127,036	$122,726
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	33,427	34,282
Loss on disposition of assets	—	21
Amortization of debt issuance costs	1,535	1,488
Amortization of original issuance discount	411	380
Changes in operating assets and liabilities:
Accounts and other receivables, net	15,257	5,519
Accounts and other receivables, net - related parties	(591)	(93)
Inventories	(9,669)	(19,165)
Prepaid expenses and other current assets	(7,487)	(774)
Other assets, net	(1,334)	(216)
Accounts payable	(22,407)	5,674
Accrued liabilities	(4,780)	5,535
Other non-current liabilities	7,976	4,342
Net cash provided by operating activities	139,374	159,719
Cash flows from investing activities:
Capital expenditures	(13,931)	(16,634)
Capital expenditures for turnarounds and catalysts	(49,150)	(5,024)
Net cash used in investing activities	(63,081)	(21,658)
Cash flows from financing activities:
Distributions paid to unitholders	(11,506)	(31,746)
Distributions paid to unitholders - Alon Energy	(51,000)	(140,760)
Inventory agreement transactions	(200)	—
Deferred debt issuance costs	—	(205)
Revolving credit facility, net	(50,000)	31,000
Payments on long-term debt	(1,875)	(1,875)
Net cash used in financing activities	(114,581)	(143,586)
Net decrease in cash and cash equivalents	(38,288)	(5,525)
Cash and cash equivalents, beginning of period	153,583	66,001
Cash and cash equivalents, end of period	$115,295	$60,476
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$33,745	$29,538
Cash paid for income tax	$1,785	$1,434
Supplemental disclosure of non-cash activity:
Capital expenditures included in accounts payable and accrued liabilities	$5,620	$—

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
We are a Delaware limited partnership formed in August 2012 by Alon Energy and its wholly-owned subsidiary Alon USA Partners GP, LLC (the “General Partner”). On November 26, 2012, we completed our initial public offering of 11,500,000 common units representing limited partner interests. Our General Partner is owned 100% by Alon Energy and holds all of the non-economic general partner interests in the Partnership.
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
In the opinion of the General Partner’s management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances may have been aggregated or disaggregated in order to conform to the current year presentation. Our results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the operating results that may be realized for the year ending December 31, 2014.
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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at September 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
As of September 30, 2014
Liabilities:
Commodity contracts (futures and forwards)	$717	$—	$—	$717
Fair value hedge	—	878	—	878

As of December 31, 2013
Assets:
Commodity contracts (futures and forwards)	$22	$—	$—	$22
Liabilities:
Fair value hedge	—	2,304	—	2,304
RINs obligation	—	334	—	334

(3)	Derivative Financial Instruments
We selectively utilize crude oil and refined product commodity derivative contracts to reduce the risk associated with potential price changes on committed obligations as well as to reduce earnings volatility. We do not speculate using derivative instruments. Credit risk on our derivative instruments is mitigated by transacting with counterparties meeting established collateral and credit criteria.
Mark to Market
We have certain contracts that serve as economic hedges, which are derivatives used for risk management but not designated as hedges for financial accounting purposes. All economic hedge transactions are recorded at fair value and any changes in fair value between periods are recognized in earnings.
We have contracts that are used to fix prices on forecasted purchases of inventory. Forwards represent physical trades for which pricing and quantities have been set, but the physical product delivery has not occurred by the end of the reporting period. Futures represent trades executed on the New York Mercantile Exchange which have not been closed or settled at the end of the reporting period.
Fair Value Hedge
Fair value hedges are used to hedge price volatility of certain refining inventories and firm commitments to purchase inventories. The gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in earnings in the same period.
As of September 30, 2014, we have accounted for certain commodity contracts as fair value hedges with contract purchase volumes of 333 thousand barrels of crude oil with remaining contract terms through May 2019.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following tables present the effect of derivative instruments on the consolidated statements of financial position:

	As of September 30, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$1,678	Accrued liabilities	$2,395
Total derivatives not designated as hedging instruments		$1,678		$2,395

Derivatives designated as hedging instruments:
Fair value hedge		$—	Other non-current liabilities	$878
Total derivatives designated as hedging instruments		—		878
Total derivatives		$1,678		$3,273

	As of December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$303	Accrued liabilities	$281
Total derivatives not designated as hedging instruments		$303		$281

Derivatives designated as hedging instruments:
Fair value hedge		$—	Other non-current liabilities	$2,304
Total derivatives designated as hedging instruments		—		2,304
Total derivatives		$303		$2,585
The following tables present the effect of derivative instruments on the consolidated statements of operations:
Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	Location	2014	2013	2014	2013
Fair value hedge	Cost of sales	$3,818	$(2,232)	$1,426	$(3,830)
Total derivatives		$3,818	$(2,232)	$1,426	$(3,830)
Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	Location	2014	2013	2014	2013
Commodity contracts (futures & forwards)	Cost of sales	$(2,329)	$(2,091)	$(4,604)	$4,559
Total derivatives		$(2,329)	$(2,091)	$(4,604)	$4,559

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Offsetting Assets and Liabilities
Our commodity derivative financial instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives and we offset the fair value amounts recorded for derivative instruments to the extent possible under these agreements on our consolidated balance sheets.
The following table presents offsetting information regarding our derivatives by type of transaction as of September 30, 2014 and December 31, 2013:

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of September 30, 2014
Derivative Assets:
Commodity contracts (futures & forwards)	$1,833	$(155)	$1,678	$(1,678)	$—	$—
Derivative Liabilities:
Commodity contracts (futures & forwards)	$2,550	$(155)	$2,395	$(1,678)	$—	$717
Fair value hedge	878	—	878	—	—	878

As of December 31, 2013
Derivative Assets:
Commodity contracts (futures & forwards)	$514	$(211)	$303	$(281)	$—	$22
Derivative Liabilities:
Commodity contracts (futures & forwards)	$492	$(211)	$281	$(281)	$—	$—
Fair value hedge	2,304	—	2,304	—	—	2,304
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
The cost of meeting our obligations under these compliance programs was $2,590 and $1,178 for the three months ended and $4,757 and $9,194 for the nine months ended September 30, 2014 and 2013, respectively. These amounts are reflected in cost of sales.

(4)	Inventories
Our inventories (including inventory consigned to others) are stated at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) method for crude oil, refined products and blendstock inventories. Materials and supplies are stated at average cost.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Carrying value of inventories consisted of the following:

	September 30, 2014	December 31, 2013
Crude oil, refined products and blendstocks	$28,889	$25,246
Crude oil inventory consigned to others	20,490	14,214
Materials and supplies	9,436	9,686
Total inventories	$58,815	$49,146
Market values of crude oil, refined products and blendstock inventories exceeded LIFO costs by $17,657 and $21,216 at September 30, 2014 and December 31, 2013, respectively.

(5)	Inventory Financing Agreement
The Partnership has a Supply and Offtake Agreement and other associated agreements (together the “Supply and Offtake Agreement”) with J. Aron & Company (“J. Aron”). Pursuant to the Supply and Offtake Agreement, (i) J. Aron agreed to sell to us, and we agreed to buy from J. Aron, at market prices, crude oil for processing at the Big Spring refinery and (ii) we agreed to sell to J. Aron, and J. Aron agreed to buy from us, at market prices, certain refined products produced at the Big Spring refinery.
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
Following expiration or termination of the Supply and Offtake Agreement, we are obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the Big Spring refinery at then current market prices. Financing charges related to the Supply and Offtake Agreement are recorded as interest expense in the consolidated statements of operations.
At September 30, 2014 and December 31, 2013, we had net current payables of $2,690 and net current receivables of $11,640, respectively, from J. Aron for sales and purchases, non-current liabilities related to the original financing of $32,394 and $24,482, respectively, and a consignment inventory receivable representing a deposit paid to J. Aron of $6,290 and $6,290, respectively.
Additionally, we had current payables of $2,332 and $263 at September 30, 2014 and December 31, 2013, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

(6)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	September 30, 2014	December 31, 2013
Refining facilities	$682,898	$677,085
Accumulated depreciation	(230,409)	(204,200)
Property, plant and equipment, net	$452,489	$472,885

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(7)	Additional Financial Information
The following tables provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	September 30, 2014	December 31, 2013
Deferred debt issuance costs	$6,247	$7,782
Receivable from supply agreement	6,290	6,290
Deferred turnaround and catalyst cost	58,357	7,774
Other	9,077	9,420
Total other assets	$79,971	$31,266

(b)	Accrued Liabilities and Other Non-Current Liabilities

	September 30, 2014	December 31, 2013
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$24,001	$30,354
Employee costs	2,170	1,500
Accrued finance charges	539	1,365
Environmental accrual (Note 11)	1,307	1,307
Commodity contracts	2,395	281
Other	8,669	9,685
Total accrued liabilities	$39,081	$44,492

Other Non-Current Liabilities:
Consignment inventory obligation	$32,394	$24,482
Environmental accrual (Note 11)	5,640	5,640
Asset retirement obligations	2,037	1,973
Other	2,799	2,799
Total other non-current liabilities	$42,870	$34,894

(8)	Indebtedness
Debt consisted of the following:

	September 30, 2014	December 31, 2013
Term loan credit facility	$242,858	$244,322
Revolving credit facility	50,000	100,000
Total debt	292,858	344,322
Less: Current portion	2,500	2,500
Total long-term debt	$290,358	$341,822
Outstanding letters of credit under the revolving credit facility were $90,656 and $109,772 at September 30, 2014 and December 31, 2013, respectively.
Our revolving credit facility contains maintenance financial covenants. At September 30, 2014, we were in compliance with these covenants.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(9)	Partners' Equity (unit values in dollars)
Cash Distributions
We have adopted a policy pursuant to which we will distribute all of the available cash generated each quarter, as defined in the partnership agreement, subject to the approval of the board of directors of the General Partner, within 60 days following the end of such quarter.
During the nine months ended September 30, 2014, we paid the following cash distributions:

Date Paid	Distribution Amount Per Unit	Total Distribution Amount
March 3, 2014	$0.18	$11,250
May 21, 2014	0.69	43,130
August 25, 2014	0.13	8,126
Restricted Units
In May 2014, we granted awards to non-employee directors of the General Partner of 4,083 restricted common units at a grant date price of $18.38 per unit, which vest over a period of three years, assuming continued service at vesting.

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
Alon Energy performs general corporate and administrative services and functions for us and their other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing and internal audit services. Alon Energy allocates the expenses actually incurred in performing these services to the Partnership based primarily on the estimated amount of time the individuals performing such services devote to our business and affairs relative to the amount of time they devote to the business and affairs of Alon Energy’s other subsidiaries. The management of Alon Energy and the General Partner consider these allocations to be reasonable. We record the amount of such allocations as selling, general and administrative expenses. Our allocation for selling, general and administrative expenses were $2,486 and $2,124, for the three months ended September 30, 2014 and 2013, respectively, and $8,454 and $8,568 for the nine months ended September 30, 2014 and 2013, respectively.

(b)	Labor Costs
As we are operated as a component of Alon Energy’s integrated operations, we have no employees. As a result, employee expense costs for Alon Energy employees working in our operations have been allocated to us and recorded as payroll expense in direct operating expenses. The allocated portion of Alon Energy’s employee expense costs included in direct operating expenses were $6,485 and $6,211 for the three months ended September 30, 2014 and 2013, respectively, and $20,191 and $18,169 for the nine months ended September 30, 2014 and 2013, respectively.

(c)	Insurance Costs
Insurance costs related to the Big Spring refinery and wholesale marketing operations are allocated to us by Alon Energy based on estimated insurance premiums on a stand-alone basis relative to Alon Energy’s total insurance premium. Our allocation for insurance costs included in direct operating expenses were $1,799 and $3,038 for the three months ended September 30, 2014 and 2013, respectively, and $5,435 and $8,300 for the nine months ended September 30, 2014 and 2013, respectively.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Leasing Agreements
In June 2014, we entered into six year lease agreements with a subsidiary of Alon Energy to lease equipment at the Big Spring refinery. The lease agreements were effective July 1, 2014 and require fixed monthly payments amounting to $4,920 annually. Rent payments were $1,230 and $1,230 for the three and nine months ended September 30, 2014, respectively.
These agreements were reviewed and approved by the Conflicts Committee of the General Partner.
Distributions
During the nine months ended September 30, 2014, we paid cash distributions of $62,506, or $1.00 per unit. Total cash distributions paid to Alon Energy were $51,000. During the nine months ended September 30, 2013, we paid cash distributions of $172,506, or $2.76 per unit. Total cash distributions paid to Alon Energy were $140,760.

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
We have accrued environmental remediation obligations of $6,947 ($1,307 accrued liability and $5,640 non-current liability) at September 30, 2014 and December 31, 2013.

(12)	Subsequent Event
Distribution Declared
On October 27, 2014, the board of directors of the General Partner declared a cash distribution to our common unitholders of approximately $63,760, or $1.02 per common unit. The cash distribution will be paid on November 28, 2014 to unitholders of record at the close of business on November 10, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report to the “Partnership,” “Alon,” “we,” “our,” “us” or like terms, refer to Alon USA Partners, LP and its consolidated subsidiaries. Unless the context otherwise requires, references in this report to “Alon Energy” refers to Alon USA Energy, Inc. and any of its consolidated subsidiaries other than the Partnership, its subsidiaries and its general partner.
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

•	changes in fuel and utility costs incurred by our refinery;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects of and cost of compliance with the renewable fuel standards program, including the availability, cost and price volatility of Renewable Identification Numbers;

•	the effects and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	the effect of any national or international financial crisis on our business and financial condition; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption “Risk Factors.”

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
Company Overview
We are a Delaware limited partnership formed in August 2012 by Alon USA Energy, Inc. (NYSE: ALJ) (“Alon Energy”) to own, operate and grow our strategically-located refining and petroleum products marketing business. Our integrated downstream business operates primarily in the South Central and Southwestern regions of the United States. We own and operate a crude oil refinery in Big Spring, Texas with total crude oil throughput capacity of approximately 73,000 barrels per day (“bpd”), which we refer to as our Big Spring refinery. We refine crude oil into finished products, which we market primarily in West and Central Texas, Oklahoma, New Mexico and Arizona through our wholesale distribution network to both Alon Energy’s retail convenience stores and other third-party distributors. We distribute fuel products through a product pipeline and terminal network of seven pipelines and five terminals that we own or access through leases or long-term throughput agreements.
Third Quarter Operational and Financial Highlights
Operating income for the third quarter of 2014 was $89.6 million, compared to operating loss of $3.9 million for the same period last year. Our operational and financial highlights for the third quarter of 2014 include the following:

•
Big Spring refinery average throughput for the third quarter of 2014 was 74,838 bpd compared to 63,090 bpd for the third quarter of 2013. The increased refinery throughput was due to the completion of both the planned turnaround and the vacuum tower project during the second quarter of 2014 and the impact of unplanned downtime at our refinery during the third quarter of 2013.

•
Operating margin at the Big Spring refinery was $19.98 per barrel for the third quarter of 2014 compared to $6.46 per barrel for the same period in 2013. This increase in operating margin was primarily due to a higher Gulf Coast 3/2/1 crack spread as well as a widening of both the WTI Cushing to WTS spread and the WTI Cushing to WTI Midland spread.

•	The average Gulf Coast 3/2/1 crack spread was $15.90 per barrel for the third quarter of 2014 compared to $14.23 per barrel for the third quarter of 2013.

•
The average WTI Cushing to WTS spread for the third quarter of 2014 was $8.14 per barrel compared to $0.08 per barrel for the same period in 2013. The average WTI Cushing to WTI Midland spread for the third quarter of 2014 was $9.93 per barrel compared to $0.27 per barrel for the same period in 2013.

•	During the third quarter of 2014, we paid cash distributions of $8.1 million, or $0.13 per unit, compared to $44.4 million, or $0.71 per unit during the third quarter of 2013.
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
Global product prices are influenced by the price of Brent crude which is a global benchmark crude. Global product prices influence product prices in the U.S. As a result, the Big Spring refinery is influenced by the spread between Brent crude and WTI Cushing. The Brent less WTI Cushing spread represents the differential between the average per barrel price of Brent crude oil and the average per barrel price of WTI Cushing crude oil. A widening of the spread between Brent and WTI Cushing can favorably influence the operating margins for our Big Spring refinery.
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
Factors Affecting Comparability
Our financial condition and operating results over the three and nine months ended September 30, 2014 and 2013 have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Maintenance and Turnaround Impact on Crude Oil Throughput
During the nine months ended September 30, 2014, we completed both the planned turnaround and vacuum tower project at the Big Spring refinery, which reduced our refinery throughput. However, these events had a positive impact on the refinery throughput during the three months ended September 30, 2014.
During the nine months ended September 30, 2013, the Big Spring refinery was impacted by an unplanned first quarter shut down to perform maintenance on the crude unit vacuum tower as well as unplanned downtime in the third quarter.

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

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for the three and nine months ended September 30, 2014 and 2013. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2013 is unaudited.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(dollars in thousands, except per unit data, per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$838,882	$881,902	$2,421,194	$2,551,763
Operating costs and expenses:
Cost of sales	701,331	844,423	2,125,775	2,261,948
Direct operating expenses	25,723	26,281	79,816	84,017
Selling, general and administrative expenses	8,353	4,134	19,505	16,864
Depreciation and amortization	13,852	10,975	33,427	34,282
Total operating costs and expenses	749,259	885,813	2,258,523	2,397,111
Loss on disposition of assets	—	(21)	—	(21)
Operating income (loss)	89,623	(3,932)	162,671	154,631
Interest expense	(11,584)	(12,127)	(34,477)	(30,489)
Other income, net	14	—	627	18
Income (loss) before state income tax expense	78,053	(16,059)	128,821	124,160
State income tax expense	1,060	61	1,785	1,434
Net income (loss)	$76,993	$(16,120)	$127,036	$122,726
Earnings (loss) per unit	$1.23	$(0.26)	$2.03	$1.96
Weighted average common units outstanding (in thousands)	62,507	62,502	62,505	62,502
Cash distribution per unit	$0.13	$0.71	$1.00	$2.76
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$94,142	$6,476	$139,374	$159,719
Investing activities	(26,195)	(7,682)	(63,081)	(21,658)
Financing activities	(33,751)	34,998	(114,581)	(143,586)
OTHER DATA:
Adjusted EBITDA (2)	$103,489	$7,064	$196,725	$188,952
Capital expenditures	2,492	7,477	13,931	16,634
Capital expenditures for turnarounds and catalysts	23,703	205	49,150	5,024
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (3)	$19.98	$6.46	$17.35	$16.35
Refinery direct operating expense (4)	3.74	4.53	4.69	4.74
PRICING STATISTICS:
Crack spreads (per barrel):
Gulf Coast 3/2/1	$15.90	$14.23	$16.37	$21.21
WTI Cushing crude oil (per barrel)	$97.55	$105.82	$99.74	$98.14
Crude oil differentials (per barrel):
WTI Cushing less WTI Midland	$9.93	$0.27	$7.31	$2.69
WTI Cushing less WTS	8.14	0.08	6.58	3.91
Brent less WTI Cushing	5.13	5.91	8.52	13.25
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.65	$2.78	$2.71	$2.77
Gulf Coast ultra-low sulfur diesel	2.80	3.02	2.88	2.99
Natural gas (per MMBtu)	3.95	3.56	4.41	3.69

	September 30, 2014	December 31, 2013
BALANCE SHEET DATA (end of period):	(dollars in thousands)
Cash and cash equivalents	$115,295	$153,583
Working capital	10,796	18,007
Total assets	842,435	849,924
Total debt	292,858	344,322
Total debt less cash and cash equivalents	177,563	190,739
Total partners’ equity	210,028	145,442

THROUGHPUT AND PRODUCTION DATA:	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2014		2013		2014		2013
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTS crude	37,566	50.2	36,340	57.6	28,524	45.7	45,029	69.3
WTI crude	34,633	46.3	25,169	39.9	31,330	50.2	18,016	27.8
Blendstocks	2,639	3.5	1,581	2.5	2,528	4.1	1,865	2.9
Total refinery throughput (5)	74,838	100.0	63,090	100.0	62,382	100.0	64,910	100.0
Refinery production:
Gasoline	36,842	49.0	30,861	49.2	30,207	48.4	31,905	49.4
Diesel/jet	28,857	38.4	20,999	33.4	21,964	35.2	21,688	33.5
Asphalt	3,052	4.1	3,312	5.3	2,705	4.3	3,708	5.7
Petrochemicals	4,305	5.7	3,599	5.7	3,514	5.6	3,984	6.2
Other	2,078	2.8	4,045	6.4	4,030	6.5	3,371	5.2
Total refinery production (6)	75,134	100.0	62,816	100.0	62,420	100.0	64,656	100.0
Refinery utilization (7)		98.9%		87.9%		97.0%		93.8%

(1)	Includes sales to related parties of $156,131 and $164,338 for the three months and $447,314 and $462,280 for the nine months ended September 30, 2014 and 2013, respectively.

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

The following table reconciles net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Net income (loss)	$76,993	$(16,120)	$127,036	$122,726
State income tax expense	1,060	61	1,785	1,434
Interest expense	11,584	12,127	34,477	30,489
Depreciation and amortization	13,852	10,975	33,427	34,282
Loss on disposition of assets	—	21	—	21
Adjusted EBITDA	$103,489	$7,064	$196,725	$188,952

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

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Net Sales. Net sales for the three months ended September 30, 2014 were $838.9 million, compared to $881.9 million for the three months ended September 30, 2013, a decrease of $43.0 million. This decrease was due to lower refined product prices, partially offset by higher refinery throughput during the three months ended September 30, 2014, compared to the same period last year. Refinery average throughput for the three months ended September 30, 2014 was 74,838 bpd, compared to 63,090 bpd for the three months ended September 30, 2013, an increase of 18.6%. The increased refinery throughput was due to the completion of both the planned turnaround and the vacuum tower project during the second quarter of 2014 and the impact of unplanned downtime at our refinery during the third quarter of 2013. The average per gallon price of Gulf Coast gasoline for the three months ended September 30, 2014 decreased $0.13, or 4.7%, to $2.65, compared to $2.78 for the three months ended September 30, 2013. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended September 30, 2014 decreased $0.22, or 7.3%, to $2.80, compared to $3.02 for the three months ended September 30, 2013.
Cost of Sales. Cost of sales for the three months ended September 30, 2014 were $701.3 million, compared to $844.4 million for the three months ended September 30, 2013, a decrease of $143.1 million. This decrease was primarily due to reduced crude oil prices, partially offset by higher refinery throughput. The average price of WTI Cushing decreased 7.8% to $97.55 per barrel for the three months ended September 30, 2014 from $105.82 per barrel for the three months ended September 30, 2013. The WTI Cushing to WTS spread widened for the three months ended September 30, 2014 to $8.14 per barrel compared to $0.08 per barrel for the three months ended September 30, 2013. The WTI Cushing to WTI Midland spread widened to $9.93 per barrel for the three months ended September 30, 2014, compared to $0.27 per barrel for the three months ended September 30, 2013.
Direct Operating Expenses. Direct operating expenses for the three months ended September 30, 2014 were $25.7 million, compared to $26.3 million for the three months ended September 30, 2013, a decrease of $0.6 million, or 2.3%. This decrease was primarily due to lower insurance costs, partially offset by higher utility costs for the three months ended September 30, 2014.
Selling, General and Administrative Expenses. SG&A expenses for the three months ended September 30, 2014 were $8.4 million, compared to $4.1 million for the three months ended September 30, 2013, an increase of $4.3 million, primarily due to higher employee related costs.
Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2014 was $13.9 million, compared to $11.0 million for the three months ended September 30, 2013, an increase of $2.9 million, or 26.4%. This increase was primarily due to increased amortization of turnaround and catalyst replacement costs during the three months ended September 30, 2014 resulting from the completion of the planned turnaround during the second quarter of 2014.
Operating Income (Loss). Operating income for the three months ended September 30, 2014 was $89.6 million, compared to operating loss of $3.9 million for the three months ended September 30, 2013, an increase of $93.5 million. This increase was primarily due to higher refinery operating margin and higher refinery throughput. Refinery operating margin was $19.98 per barrel for the three months ended September 30, 2014, compared to $6.46 per barrel for the three months ended September 30, 2013. This increase in operating margin was primarily due to a higher Gulf Coast 3/2/1 crack spread as well as a widening of both the WTI Cushing to WTS spread and the WTI Cushing to WTI Midland spread. The average Gulf Coast 3/2/1 crack spread increased to $15.90 per barrel for the three months ended September 30, 2014, compared to $14.23 per barrel for the three months ended September 30, 2013.
Interest Expense. Interest expense for the three months ended September 30, 2014 was $11.6 million, compared to $12.1 million for the three months ended September 30, 2013, a decrease of $0.5 million.
Net Income (loss). Net income for the three months ended September 30, 2014 was $77.0 million, compared to net loss of $16.1 million for the three months ended September 30, 2013, an increase of $93.1 million. This increase was attributable to the factors discussed above.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Net Sales. Net sales for the nine months ended September 30, 2014 were $2,421.2 million, compared to $2,551.8 million for the nine months ended September 30, 2013, a decrease of $130.6 million. This decrease was primarily due to lower refinery throughput and lower refined product prices, partially offset by increased sales of purchased products. Refinery average throughput for the nine months ended September 30, 2014 was 62,382 bpd compared to 64,910 bpd for the nine months ended September 30, 2013, a decrease of 3.9%. During the nine months ended September 30, 2014, we completed both the planned turnaround and the vacuum tower project at our refinery, which resulted in reduced refinery throughput during the period.

The average per gallon price of Gulf Coast gasoline for the nine months ended September 30, 2014 decreased $0.06, or 2.2%, to $2.71, compared to $2.77 for the nine months ended September 30, 2013. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the nine months ended September 30, 2014 decreased $0.11, or 3.7%, to $2.88, compared to $2.99 for the nine months ended September 30, 2013.
Cost of Sales. Cost of sales for the nine months ended September 30, 2014 were $2,125.8 million, compared to $2,261.9 million for the nine months ended September 30, 2013, a decrease of $136.1 million. This decrease was primarily due to reduced refinery throughput and a decrease in crude oil prices at our refinery, partially offset by increased products purchased to meet contractual obligations during the planned turnaround. The average price of WTI Cushing increased 1.6% to $99.74 per barrel for the nine months ended September 30, 2014 from $98.14 per barrel for the nine months ended September 30, 2013. The WTI Cushing to WTS spread widened 68.3%, to $6.58 per barrel for the nine months ended September 30, 2014, compared to $3.91 per barrel for the nine months ended September 30, 2013. The WTI Cushing to WTI Midland spread widened to $7.31 per barrel for the nine months ended September 30, 2014, compared to $2.69 per barrel for the nine months ended September 30, 2013.
Direct Operating Expenses. Direct operating expenses for the nine months ended September 30, 2014 were $79.8 million, compared to $84.0 million for the nine months ended September 30, 2013, a decrease of $4.2 million, or 5.0%. This decrease was primarily due to lower major maintenance and insurance costs, partially offset by higher utility costs for the nine months ended September 30, 2014.
Selling, General and Administrative Expenses. SG&A expenses for the nine months ended September 30, 2014 were $19.5 million, compared to $16.9 million for the nine months ended September 30, 2013, an increase of $2.6 million. This increase was primarily due to higher employee related costs for the nine months ended September 30, 2014.
Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2014 was $33.4 million, compared to $34.3 million for the nine months ended September 30, 2013, a decrease of $0.9 million.
Operating Income. Operating income for the nine months ended September 30, 2014 was $162.7 million, compared to $154.6 million for the nine months ended September 30, 2013, an increase of $8.1 million. This increase was primarily due to higher refinery operating margins, partially offset by lower refinery throughput. Refinery operating margin was $17.35 per barrel for the nine months ended September 30, 2014, compared to $16.35 per barrel for the nine months ended September 30, 2013. This increase in operating margin was primarily due to a widening of both the WTI Cushing to WTS spread and the WTI Cushing to WTI Midland spread, partially offset by a lower Gulf Coast 3/2/1 crack spread. The average Gulf Coast 3/2/1 crack spread decreased 22.8% to $16.37 per barrel for the nine months ended September 30, 2014, compared to $21.21 per barrel for the nine months ended September 30, 2013, which was primarily influenced by a reduction in the Brent to WTI Cushing spread. The average Brent to WTI Cushing spread for the nine months ended September 30, 2014 was $8.52 per barrel compared to $13.25 per barrel for the nine months ended September 30, 2013.
Interest Expense. Interest expense was $34.5 million for the nine months ended September 30, 2014, compared to interest expense of $30.5 million for the nine months ended September 30, 2013, an increase of $4.0 million. This increase was primarily due to higher financing costs associated with crude oil purchases as a result of a backwardated crude oil market.
Net Income. Net income for the nine months ended September 30, 2014 was $127.0 million, compared to $122.7 million for the nine months ended September 30, 2013, an increase of $4.3 million. This increase was attributable to the factors discussed above.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash generated from our operating activities, borrowings under our revolving credit facility, inventory supply and offtake arrangement and other credit lines. Additionally, we have the ability to utilize a $60 million letter of credit facility through Alon Energy for our crude and product purchases.
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

Cash Flows
The following table sets forth our consolidated cash flows for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended
	September 30,
	2014	2013
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$139,374	$159,719
Investing activities	(63,081)	(21,658)
Financing activities	(114,581)	(143,586)
Net decrease in cash and cash equivalents	$(38,288)	$(5,525)
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $139.4 million during the nine months ended September 30, 2014 compared to $159.7 million during the nine months ended September 30, 2013. The reduction in net cash provided by operating activities of $20.3 million was primarily due to reduced cash provided by accounts payable and accrued liabilities of $38.4 million and increased cash used on prepaid expenses and other current assets of $6.7 million, partially offset by higher net income after adjusting for non-cash items of $3.5 million, reduced cash used on inventories of $9.5 million and increased cash collected on accounts receivable of $9.2 million.
Cash Flows Used In Investing Activities
Net cash used in investing activities was $63.1 million during the nine months ended September 30, 2014 compared to $21.7 million during the nine months ended September 30, 2013. The increase in net cash used in investing activities of $41.4 million was primarily due to an increase in capital expenditures and capital expenditures for turnarounds and catalysts associated with the planned turnaround completed during the second quarter of 2014.
Cash Flows Used In Financing Activities
Net cash used in financing activities was $114.6 million during the nine months ended September 30, 2014 compared to $143.6 million during the nine months ended September 30, 2013. The reduction in net cash used in financing activities of $29.0 million was primarily attributable to lower distributions to unitholders of $110.0 million, partially offset by increased payments on our revolving credit facility of $81.0 million.
Indebtedness
Revolving Credit Facility. We have a $240.0 million revolving credit facility that can be used both for borrowings and the issuance of letters of credit. Borrowings of $50.0 million and $100.0 million and letters of credit of $90.7 million and $109.8 million were outstanding under this facility at September 30, 2014 and December 31, 2013, respectively.
Capital Spending
Each year the Board of Directors of our General Partner approves capital projects, including sustaining maintenance, regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, growth and profit improvement projects may be approved. Our total capital expenditure plan, including expenditures for catalysts and turnarounds, for 2014 is $67.0 million. Approximately $63.1 million has been spent during the nine months ended September 30, 2014.
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
We maintain inventories of crude oil, refined products and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of September 30, 2014, we held 0.7 million barrels of crude oil and refined product inventories valued under the LIFO valuation method. Market value exceeded carrying value of LIFO costs by $17.7 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $0.7 million.
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
The following table provides information about our commodity derivative contracts as of September 30, 2014:

Description	Contract Volume	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	(barrels)	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Crude)	47,314	$82.93	$—	$3,924	$3,921	$(3)
Forwards-long (Gasoline)	328,723	107.54	—	35,349	33,235	(2,114)
Forwards-long (Distillate)	108,472	113.06	—	12,264	12,057	(207)
Forwards-long (Jet)	27,864	117.16	—	3,264	3,102	(162)
Forwards-long (Slurry)	456	84.91		39	37	(2)
Forwards-long (Catfeed)	11,799	105.29	—	1,242	1,180	(62)
Forwards-short (Slop)	(908)	—	82.99	(75)	(73)	2
Forwards-short (Propane)	(50,000)	—	42.42	(2,121)	(1,968)	153
Futures-short (Crude)	(101,000)	—	91.75	(9,267)	(9,207)	60
Futures-short (Gasoline)	(350,000)	—	105.27	(36,846)	(35,829)	1,017
Futures-short (Distillate)	(121,000)	—	116.32	(14,075)	(13,474)	601
Interest Rate Risk
As of September 30, 2014, our outstanding debt balance of $295.6 million, excluding discounts, was subject to floating interest rates, of which $245.6 million was charged interest at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00% and $50.0 million was charged interest at the Eurodollar rate plus 3.5%, subject to a minimum interest rate of 4.0%.
An increase of 1% in the Eurodollar rate on our indebtedness would result in an increase in our interest expense of approximately $0.3 million per year.

ITEM 4. CONTROLS AND PROCEDURES
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
101
The following financial information from Alon USA Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Partners, LP
		By:	Alon USA Partners GP, LLC
its general partner

Date:	October 31, 2014	By:	/s/ David Wiessman
David Wiessman
Executive Chairman of the Board

Date:	October 31, 2014	By:	/s/ Paul Eisman
Paul Eisman
President, Chief Executive Officer and Director

Date:	October 31, 2014	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)