Form 10-K
period 2014-12-31
Alon USA Partners, LP
filed 2015-03-13
CIK 1556766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value for the registrant’s common units held by non-affiliates as of June 30, 2014, the last day of the registrant’s most recently completed second fiscal quarter was $206,195,000.
The number of the Registrant’s common limited partner units outstanding as of March 1, 2015, was 62,506,550.

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
Company Overview
In this Annual Report, the words “Alon,” the “Partnership,” “we,” “us” and “our” or like terms refer to Alon USA Partners, LP, a Delaware limited partnership, and its consolidated subsidiaries. References in this Annual Report to our “General Partner” refer to Alon USA Partners GP, LLC, a Delaware limited liability company and the general partner of the Partnership. Unless the context otherwise requires, references in this Annual Report to “Alon Energy” refer to Alon USA Energy, Inc., our parent company and the owner of our General Partner, and its consolidated subsidiaries other than us.
On November 26, 2012, the Partnership completed its initial public offering (the “Offering”) of 11,500,000 common units representing limited partner interests. After the completion of the Offering, Alon Energy contributed to the Partnership its equity interests in Alon USA, LP and Alon USA Refining, Inc. Prior to the completion of the Offering, the assets, liabilities and results of operations of the aforementioned assets related to Alon USA Partners, LP Predecessor (“Predecessor”).
We are a limited partnership formed in August 2012 and engaged principally in the business of operating a crude oil refinery in Big Spring, Texas with a crude oil throughput capacity of 73,000 barrels per day (“bpd”), which we refer to as our Big Spring refinery. We refine crude oil into finished products, which we market primarily in West and Central Texas, Oklahoma, New Mexico and Arizona through our wholesale distribution network to both Alon Energy’s retail convenience stores and other third-party distributors.
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
Alon Energy is an independent refiner and marketer of petroleum products, operating primarily in the South Central, Southwestern and Western regions of the United States. In addition to its ownership of 100% of our General Partner and 81.6% of our outstanding common limited partner units, Alon Energy directly owns crude oil refineries in Krotz Springs, Louisiana, with a crude oil throughput capacity of 74,000 bpd and in California with a crude oil throughput capacity of 70,000 bpd. Alon Energy is a leading marketer of asphalt, which it distributes primarily through asphalt terminals located predominately in the Southwestern and Western United States. Alon Energy is the largest 7-Eleven licensee in the United States and operates approximately 300 convenience stores in Central and West Texas and New Mexico.
Alon Israel Oil Company, Ltd. (“Alon Israel”) owns approximately 48.3% of Alon Energy’s outstanding common stock. Alon Israel, an Israeli limited liability company, is the largest services and trade company in Israel. Alon Israel entered the gasoline marketing and convenience store business in Israel in 1989 and has grown to become a leading marketer of petroleum products and one of the largest operators of retail gasoline and convenience stores in Israel. Alon Israel is a controlling shareholder of Alon Holdings Blue Square-Israel Ltd. (“Blue Square”), a leading retailer in Israel, which is listed on the New York Stock Exchange and the Tel Aviv Stock Exchange, and Blue Square is a controlling shareholder of Dor-Alon Energy in Israel (1988) Ltd. (“Dor-Alon”), a leading Israeli marketer, developer and operator of gas stations and shopping centers, which is listed on the Tel Aviv Stock Exchange.

We file annual, quarterly and current reports, and file or furnish other information, with the Securities Exchange Commission (“SEC”). Our SEC filings are available to the public at the SEC’s website at www.sec.gov. In addition, we make our SEC filings available, free of charge, through our website at www.alonpartners.com as soon as reasonably practicable after we file with or furnish such material to the SEC. We will provide copies of our filings free of charge to our unitholders upon request to Alon USA Partners, LP, Attention: Investor Relations, 12700 Park Central Drive, Suite 1600, Dallas, Texas 75251. We have also made the following documents available free of charge through our website:

•	Audit Committee Charter;

•	Corporate Governance Guidelines; and

•	Code of Business Conduct and Ethics.
Business
Our Big Spring refinery has a crude oil throughput capacity of 73,000 bpd and is located on 1,306 acres in the Permian Basin in West Texas. In industry terms, our Big Spring refinery is characterized as a “cracking refinery,” which generally refers to a refinery utilizing vacuum distillation and catalytic cracking processes in addition to basic distillation, naphtha reforming and hydrotreating processes, to produce higher light product yields through the conversion of heavier fuel oils into gasoline, light distillates and intermediate products. Major processing units at our Big Spring refinery include fluid catalytic cracking, naphtha reforming, vacuum distillation, hydrotreating and alkylation units.
Our refinery’s complexity allows us the flexibility to process a variety of crudes into higher-value refined products. Our Big Spring refinery has the capability to process substantial volumes of high-sulfur, or sour, crude oils to produce a high percentage of light, high-value refined products. Our refinery is also capable of processing significant volumes of light, sweet crude as market conditions dictate. All of the crude oil processed at our refinery is West Texas crude oil based on Midland pricing, which has typically traded at a discount to Cushing pricing.
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
Raw Material Supply
West Texas crudes have typically been transported to Cushing for sale. However, new pipeline takeaway capacity has allowed West Texas crude to also be transported directly to the Texas Gulf Coast. Logistical and infrastructure constraints in the Permian Basin have limited the ability of oil producers to transport their growing production to Cushing or the Gulf Coast. The resulting oversupply of West Texas crudes at Midland has depressed Midland-priced crudes. The Big Spring refinery is the closest refinery to Midland, Texas, which allows us to eliminate the cost of transporting crude supply to and from Cushing. Our close proximity to Midland allows us to source West Texas Sour (“WTS”) and West Texas Intermediate (“WTI”) Midland crudes, both of which traded at a considerable discount to WTI Cushing over the last few years. Additionally, the Big Spring refinery has the ability to source locally-trucked crudes, which enables us to better control quality and to eliminate the cost of transporting the crude supply from Midland. During 2014, our total refinery throughput was comprised of 46% WTS, 49% WTI and 5% blendstocks.
Our Big Spring refinery receives WTS and WTI crude oil from local gathering systems and regional common carrier pipelines, such as the Mesa Interconnect, Centurion and Navigator pipelines.
Other feedstocks, including butane, isobutane and asphalt blending components, are delivered by truck and railcar. A majority of the natural gas we use to run the refinery is delivered by a pipeline in which we own a 63.0% interest.
J. Aron and Company (“J. Aron”), through arrangements with various oil companies, is currently the largest single crude supplier to our Big Spring refinery.
Refinery Production
Gasoline. We produce various grades of gasoline, ranging from 84 sub-octane regular unleaded to 91 octane premium unleaded. Gasoline produced at the Big Spring refinery complies with the U.S. Environmental Protection Agency’s (“EPA”) current ultra-low sulfur gasoline standard of 30 parts per million (“ppm”).
Distillates. All of the on-road specification diesel fuel we produce complies with the EPA’s ultra-low sulfur diesel standard of 15 ppm. Our jet fuel production conforms to the JP-8 grade military specifications.

Asphalt. Our asphalt facilities are capable of producing up to 30 different product formulations, including both polymer modified asphalt and ground tire rubber asphalt. Asphalt produced at the Big Spring refinery is sold to a subsidiary of Alon Energy at prices substantially determined by reference to the cost of crude oil, which is intended to approximate bulk wholesale market prices.
Petrochemical Feedstocks and Other. We produce propane, propylene, certain aromatics, specialty solvents and benzene for use as petrochemical feedstocks, along with other by-products such as sulfur and carbon black oil. Our Big Spring refinery has a sulfur processing capability of approximately two tons per thousand bpd of crude oil capacity, which is above the average for cracking refineries and aids in our ability to produce low sulfur motor fuels while processing significant amounts of sour crude oil.
Transportation Fuel Marketing
We sell refined products from our Big Spring refinery in both the wholesale rack and bulk markets. Our marketing of transportation fuels produced at our refinery is focused on West and Central Texas, Oklahoma, New Mexico and Arizona. We refer to our operations in these regions as our “physically integrated system” because our distributors in this region are supplied primarily with motor fuels produced at our refinery and distributed through a network of pipelines and terminals which we either own or have access to through leases or long-term throughput agreements.
Branded Transportation Fuel Marketing. In 2014, we sold 58% of the gasoline and 29% of the diesel produced at our Big Spring refinery on a branded basis. We sell motor fuels under the Alon brand through various terminals to supply 644 locations, including Alon Energy’s 295 retail locations and other Alon-branded independent locations under long-term agreements. We provide our branded customers motor fuels, brand support and payment processing services in addition to the license of the Alon brand name and associated trade dress. In 2014, we sold 470.9 million gallons of branded motor fuel for distribution to Alon Energy’s retail convenience stores and other retail distribution outlets.
Each branded location is required to participate in our Clean Team brand excellence program and utilize our payment card processing services. Under the Clean Team program, each branded location is graded quarterly by a third-party rating agency that specializes in convenience store assessment and reporting. Each location is graded on the physical appearance and condition of the store’s interior and exterior. The inspections also include evaluations of the customer service provided by employees.
Unbranded Transportation Fuel Marketing. In 2014, we sold 26% of the gasoline and a majority of the diesel produced at our Big Spring refinery on an unbranded basis. Including purchases for resell, in 2014, we sold 347.9 million gallons of gasoline and diesel as unbranded fuels, which were largely sold through our physically integrated system.
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
Product Supply Sales. We sell transportation fuel production in excess of our branded and unbranded marketing needs through bulk sales and exchange channels. These bulk sales and exchange arrangements are entered into with various oil companies and traders and are transported through a product pipeline network or truck deliveries. Our petrochemical feedstock and other petroleum product production is sold to a wide customer base and is transported through truck and railcars.
Distribution Network and Distributor Arrangements. We sell motor fuel to Alon Energy’s retail locations and to 25 third-party distributors, who then supply and sell to retail outlets. The supply agreements we maintain with our distributors are generally for three-year terms and usually include 10-day payment terms and contain incentives and penalties based on the consistency of their purchases.
Alon Brand Licensing. We license the Alon brand and provide payment card processing services, advertising programs and loyalty and other marketing programs to 27 distributors supplying 73 additional stores not tied to a fuel supply agreement. In exchange for licensing fees, we license the Alon brand to distributors supplying geographic areas outside of our physically integrated system. This licensing program allows us to expand the geographic footprint of the Alon brand, thereby increasing its recognition. Each licensee is also required to participate in our Clean Team brand excellence program and utilize our payment card processing services.

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
Product Terminals
We primarily utilize five product terminals in Big Spring, Abilene, Orla, and Wichita Falls, Texas and Duncan, Oklahoma to market transportation fuels produced at our Big Spring refinery. All five of these terminals are physically integrated with our Big Spring refinery through the product pipelines we utilize. Three of these five terminals, Big Spring, Abilene and Wichita Falls, are equipped with truck loading racks. The other two terminals, Duncan, Oklahoma and Orla, Texas, are used for delivering shipments into third-party pipeline systems. We also have direct access to three other terminals located in El Paso, Texas and Tucson and Phoenix, Arizona.
Competition
The petroleum refining and marketing industry continues to be highly competitive. Our principal competitors include major independent refining and marketing companies such as Valero, Phillips 66, HollyFrontier and Western Refining. Our industry is also impacted by competition from integrated, multi-national oil companies, including ExxonMobil, Chevron and Royal Dutch Shell. Because of their diversity, integration of operations and larger capitalization, these major competitors may have greater financial support and diversity with a potential better ability to bear the economic risks, operating risks and volatile market conditions associated with the petroleum industry.
Profitability in the refining and marketing industry depends on the difference between refined product prices and the prices for crude and other feedstocks, also referred to as refining margins. Refining margins are impacted by, among other things, levels of crude and refined product inventories, balance of supply and demand, utilization rates of refineries and global economic and political events.
All of our crude and feedstocks are purchased from third-party sources, while some of our vertically integrated competitors have their own sources of crude oil that they may use to supply their refineries. However, our Big Spring refinery is in close proximity to Midland, Texas, which is the largest origination terminal for West Texas crude oil, which we believe provides us with transportation cost advantages over many of our regional competitors.
The markets for our refined products are generally supplied by a number of refiners, including large integrated oil companies or independent refiners. These larger companies typically have greater resources and may have greater flexibility in responding to volatile market conditions or absorbing market changes.
The principal competitive factors affecting our marketing businesses are price and quality of products, reliability and availability of supply and location of distribution points.
Government Regulation and Legislation
Environmental Controls and Expenditures
Our operations are subject to extensive and frequently changing federal, state, regional and local laws, regulations and ordinances relating to the protection of the environment, including those governing emissions or discharges to the air, water, and land, the handling and disposal of solid and hazardous waste and the remediation of contamination. We believe our operations are generally in compliance with these requirements. Over the next several years our operations will have to meet new requirements being promulgated by the EPA and the states and jurisdictions in which we operate.
Fuels. The federal Clean Air Act and its implementing regulations require, among other things, significant reductions in the sulfur content in gasoline and diesel fuel. These regulations required most refineries to reduce the sulfur content in gasoline to 30 ppm and diesel to 15 ppm.
Gasoline and diesel produced at our Big Spring refinery currently meet the low sulfur gasoline and diesel fuel standards. In April 2014, the EPA promulgated final new “Tier 3” motor vehicle emission and fuel standards. Under the final rule, gasoline must contain no more than 10 ppm sulfur on an annual average basis beginning on January 1, 2017; however, approved small volume refineries have until January 1, 2020 to meet the standard. We believe that our Big Spring refinery satisfies the definition of a small volume refinery, and we have applied to the EPA for status as a small volume refinery, as is required by the Tier 3 regulations. We estimate that the capital expenditures to upgrade the ultra-low sulfur gasoline unit at our Big Spring refinery to meet these new required sulfur levels will be less than $10 million.
The EPA has issued renewable fuel standards (“RFS”) mandates, requiring refiners such as us to blend renewable fuels into the petroleum fuels they produce and sell in the United States. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase renewable identification numbers (“RINs”) to maintain compliance. Under the RFS program, the volume of renewable fuels that obligated parties are required to blend into their finished petroleum fuels increases annually over time until 2022. As a result of previously receiving hardship relief made available to obligated parties meeting certain criteria, the Big Spring refinery first became subject to the RFS program in 2013. The Big Spring refinery through its wholesale sales is able to blend finished products with renewable fuels, thus generating RINs. The EPA has published the proposed volume mandates for 2014, which are generally lower than the volumes for 2013 and lower than the statutory mandates. The EPA submitted a draft final rule for regulatory review by the federal Office of Management and Budget on August 21, 2014. In January 2015, the EPA announced that its goal was to release the final 2014 RFS volume mandates in the Spring of 2015.
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
The EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the federal Clean Air Act including rules that requires a reduction in emissions of GHGs from motor vehicles and another rule that requires certain construction and operating permit reviews for GHG emissions from certain large stationary sources that are potential major sources of conventional pollutant emissions. Beginning in January 2011, facilities already subject to the Prevention of Significant Deterioration and Title V operating permit programs that increase their emissions of GHGs by 75,000 tons per year were required to install control technology, known as “Best Available Control Technology,” to address the GHG emissions.
In December 2010, the EPA reached a settlement agreement with numerous parties under which it agreed to promulgate New Source Performance Standards (“NSPS”) to regulate greenhouse gas emissions from petroleum refineries. Although the EPA has not yet proposed NSPS to regulate GHG for petroleum refineries, the EPA has proposed NSPS to regulate GHG for electric utilities. In September 2014, the EPA indicated that the Petroleum Refinery Sector Risk and Technology Review, proposed in May 2014 to address air toxics and volatile organic compounds from refineries, may make it unnecessary for EPA to regulate GHG emissions from petroleum refineries at this time. The proposed rule would place additional emission control requirements on storage tanks, flares and coking units at petroleum refineries. Therefore, although it may do so in the future, we do not expect that the EPA will be issuing NSPS standards to regulate GHG from petroleum refineries at this time.
In October 2006, we were contacted by Region 6 of the EPA and invited to enter into discussions under the EPA’s National Petroleum Refinery Initiative. This initiative addresses what the EPA deems to be the most significant Clean Air Act compliance concerns affecting the petroleum refining industry. According to the EPA, as of January 2015, approximately 90% of the nation’s refinery capacity is under lodged or entered “global” settlements. If we enter into a global settlement, it would apply to our Big Spring refinery. Based on prior settlements that the EPA has reached with other petroleum refineries under the initiative, we anticipate that we would be required to pay a civil penalty, install air pollution controls, and enhance certain operations in consideration for a broad release from liability. At this time, we cannot estimate the cost of any required controls or civil penalties, but they are expected to be comparable to other settling refiners. These civil penalties will likely exceed $100,000 and other related costs that may be required under the settlement for pollution controls or environmentally beneficial projects could be significant.

In July 2010, the EPA disapproved Texas’ “flexible permit program” and indicated that sources operating under a flexible permit issued by the Texas Commission on Environmental Quality (“TCEQ”) are not properly permitted and are subject to enforcement. In 2010, the Big Spring refinery was one of more than 100 facilities in Texas to receive a Clean Air Act request for information from the EPA relating to the EPA’s disapproval of Texas’ “flexible permit program.” According to the EPA, the Texas flexible permit program and its implementing rules were never approved by the EPA for inclusion in the Texas state clean-air implementation plan and, therefore, emission limitations in Texas flexible permits are not federally enforceable. The EPA indicated that it would consider enforcement against holders of flexible permits that failed to comply with applicable federal requirements on a case-by-case basis. We had agreed to convert our Big Spring refinery’s non-flexible permit to a federally enforceable non-flexible permit and submitted a permit application for that purpose, which remains pending. In August 2012, the U.S. Fifth Circuit Court of Appeals vacated the EPA’s final rule disapproving Texas’ flexible permit program and remanded the program back to the EPA for further consideration. Following the Fifth Circuit decision, Texas submitted a state clean-air implementation plan, including the flexible permit provisions, to the EPA for reconsideration in accordance with the Fifth Circuit’s decision. In July 2014, the EPA published its approval of Texas’ flexible permit program, conditioned on a commitment from Texas to adopt certain minor clarifications to the flexible permit program by November 30, 2014. Texas timely adopted the required minor clarifications and submitted the revised program to the EPA for approval. On December 31, 2014, the EPA issued a proposed rule converting the EPA’s previous conditional approval of Texas’ program to a full approval. We are presently assessing our Big Spring refinery’s air emissions permitting alternatives as a result of these developments.
In May 2014, the EPA proposed its Petroleum Refinery Sector Risk and Technology Review rule. The proposed rule is based on EPA’s risk and technology review of two emissions standards: the National Emission Standards for Hazardous Air Pollutants from Petroleum Refineries and the National Emission Standards for Hazardous Air Pollutants for Petroleum Refineries: Catalytic Cracking Units, Catalytic Reforming Units and Sulfur Recovery Units. The proposed rule would place additional emission control requirements on storage tanks, flares and coking units at petroleum refineries.
Remediation Efforts. We are currently remediating historical soil and groundwater contamination at our Big Spring refinery. To date, we have substantially completed the remediation of the potentially contaminated areas and continue to monitor and treat groundwater at the site. We are also remediating historical soil and groundwater contamination at the Abilene, Southlake and Wichita Falls terminals that were in existence at the time they were acquired. As a result of the remediation efforts completed, we have submitted a request to TCEQ requesting closure of the wells at the Southlake terminal.
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
The Petroleum Marketing Practices Act (“PMPA”) is a federal law that governs the relationship between a refiner and a distributor pursuant to which the refiner permits a distributor to use a trademark in connection with the sale or distribution of motor fuel. Under the PMPA, we may not terminate or fail to renew branded distributor contracts unless certain enumerated preconditions or grounds for termination or non-renewal are met and we also comply with the prescribed notice requirements.
Employees
Alon USA Partners, LP does not have any employees. We are managed and operated by the directors and officers of our General Partner. All of our executive management personnel are employees of our General Partner, Alon Energy or an affiliate of Alon Energy and devote the portion of their time to our business and affairs that is required to manage and conduct our operations. We reimburse Alon Energy for the provision of various general and administrative services for our benefit and for direct expenses incurred by Alon Energy on our behalf.
As of December 31, 2014, Alon Energy had approximately 2,745 employees, of which, approximately 200 are employed at our Big Spring refinery and approximately 30 are employed in our marketing operations. Approximately 135 of the 200 employees at our Big Spring refinery are covered by a collective bargaining agreement that expires on April 1, 2015.
Properties and Insurance
Our principal properties are described under the caption “Business” in Item 1. We believe that our properties and facilities are generally adequate for our operations and are maintained in a good state of repair in the ordinary course of business. As of December 31, 2014, we were the lessee under a number of cancelable and non-cancelable leases for certain properties. Our leases are discussed more fully in Note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We maintain property insurance policies that cover the Big Spring refinery that have a $950 million limit. Claims for physical damage at our Big Spring refinery are subject to a $10 million deductible. The business interruption insurance policies that cover the refinery have a $550 million limit and are subject to a 45-day waiting period. We are fully exposed to all losses in excess of the applicable limits and sub-limits, a $10 million deductible due to property damage and for losses due to business interruptions of fewer than 45 days.
We maintain third party liability insurance policies that cover third party claims with a $300 million limit subject to a $5 million deductible. We are fully exposed to third party claims in excess of the applicable limit and sub-limits and a $5 million deductible.
ITEM 1A. RISK FACTORS.
The occurrence of any of the events described in this Risk Factors section and elsewhere in this Annual Report on Form 10-K or in any other of our filings with the SEC could have a material adverse effect on our business, financial position, results of operations and cash flows. In evaluating an investment in any of our securities, you should consider carefully, among other things, the factors and the specific risks set forth below. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for a discussion of the factors that could cause actual results to differ materially from those projected.
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
Our earnings, profitability, cash flows from operations and our ability to make distributions to unitholders depend primarily on the margin between refined product prices and the prices for crude oil and other feedstocks. When the margin between refined product prices and crude oil and other feedstock prices contract, as has been the case in recent periods and may be the case in the future, our results of operations and cash flows are negatively affected. Refining margins historically have been volatile, and are likely to continue to be volatile as a result of a variety of factors including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. The direction and timing of changes in prices for crude oil and refined products do not necessarily correlate with one another, and it is the relationship between such prices that has the greatest impact on our results of operations and cash flows.
Prices of crude oil and other feedstocks, and the relationships between such prices and prices for refined products, depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline, diesel, asphalt and other refined products and the relative magnitude and timing of such changes. Such supply and demand are affected by, among other things:

•	changes in general economic conditions;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, West Africa and Latin America;

•	the level of foreign and domestic production of crude oil and refined products and the volume of crude oil, feedstock and refined products imported in the United States;

•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to affect oil prices and maintain production controls;

•	the actions of customers and competitors;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities and other factors affecting transportation infrastructure;

•	the effects of transactions involving forward contracts and derivative instruments and general commodities speculation;

•	the execution of planned capital projects, including the build out of additional pipeline infrastructure;

•	the effects and costs of compliance with current and future federal, state and local environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	the impact of global economic conditions on our business; and

•	the development and marketing of alternative and competing fuels.
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
The price volatility of crude oil and refined products will affect the market value of our inventories, which could have a material adverse effect on our earnings, profitability and cash flows and our ability to service our indebtedness and make distributions to unitholders.
The nature of our business has historically required us to maintain substantial quantities of crude oil and refined product inventories. Because crude oil and refined products are commodities, we have no control over the changing market value of these inventories. Our inventory is valued at the lower of cost or market value under the last-in, first-out (“LIFO”) inventory valuation methodology. As a result, if the market value of our inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of sales. Our investment in inventory is affected by the general level of crude oil prices, and significant increases in crude oil prices could result in substantial working capital requirements to maintain inventory volumes. Changes in the value of our inventory or increases in the amount of our working capital necessary to maintain our inventory volumes could have a material adverse effect on our earnings, profitability and cash flows and our ability to service our indebtedness and make distributions to our unitholders.
The price volatility of fuel and utility services may have a material adverse effect on our earnings, profitability and cash flows, and our ability to service our indebtedness and make distributions to unitholders.
The volatility in costs of natural gas, electricity and other utility services used by our refinery and other operations affect our operating costs. Utility prices have been, and will continue to be, affected by factors outside our control, such as supply and demand for utility services in both local and regional markets. Future increases in utility prices that result in increased operating costs may have a negative effect on our earnings, profitability and cash flows, and our ability to service our indebtedness and make distributions to our unitholders.
Changes in the Brent–WTI Cushing, WTI Cushing–WTS or WTI Cushing–WTI Midland differentials could adversely affect the crude oil cost advantage that has been in our favor, which could negatively affect our profitability.
Our profit margins depend primarily on the spread between the price of crude oil and the price of our refined products. Our ability to purchase and process less expensive crudes, such as WTS and WTI, which currently trade at discounts to imported waterborne crude oils, such as Brent, has provided us with a significant cost advantage relative to many of our competitors.
Because our refinery is able to process substantial volumes of WTS, our overall feedstock costs are generally lower than those of refineries that lack this capability and therefore must utilize a greater percentage of sweeter crudes such as WTI. Any narrowing of the WTI Cushing–WTS differential in the future would also result in a reduction of our crude oil source cost advantage.
Future adverse changes in the Brent–WTI Cushing, WTI Cushing–WTS or WTI Cushing–WTI Midland differentials could adversely impact our earnings and profitability.
The easing of logistical and infrastructure constraints in the Permian Basin could adversely affect our crude oil cost advantage.
Due to logistical and infrastructure constraints in the Permian Basin, which have resulted in an oversupply of crude oil at Midland, Texas, we have historically been able to purchase WTS and WTI at discounted prices to Cushing. Moreover, by sourcing West Texas crudes at Midland, we are able to eliminate the cost of transporting crude supply to and from Cushing. If the constraints in the Permian Basin continue to ease due to the building of additional pipeline capacity and logistics assets, the discount at which we source our West Texas crude supply at Midland relative to Cushing may decrease.

The easing of infrastructure constraints in Cushing and other changes in market dynamics could adversely impact our earnings and profitability. We expect three major pipelines will be in service by year-end 2015 to transport crude oil from the Permian Basin to the Gulf Coast. The BridgeTex pipeline came online in September 2014 with capacity of 300,000 bpd. Additionally, we expect the Cactus and the Permian Express II pipeline expansions will add incremental capacity of 250,000 and 200,000 bpd, respectively. Increasing pipeline takeaway capacity from the Permian Basin could potentially narrow the future WTI Cushing–WTI Midland price differentials.
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
If we cannot generate sufficient cash flows or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations, comply with certain deadlines related to environmental laws, regulations and standards or pursue our business strategies, any of which could have a material adverse effect on our results of operations or liquidity. We have substantial short-term working capital needs and may have substantial long-term capital needs. Our short-term working capital needs are primarily related to financing our inventory and accounts receivable. Our long-term needs for cash include those to support ongoing capital expenditures for equipment maintenance and upgrades during turnarounds at our refinery and for costs of catalyst replacement and to complete our routine and normally scheduled maintenance, regulatory and security expenditures. We expect to perform our next major turnaround in 2018. In addition, from time to time, we are required to spend significant amounts for repairs when one or more processing units experience temporary shutdowns. We continue to utilize significant capital to upgrade equipment, improve facilities, and reduce operational, safety and environmental risks. We may incur substantial compliance costs in connection with any new or amended environmental, health and safety laws and regulations. In addition, the board of directors of our General Partner has adopted a distribution policy pursuant to which we will distribute an amount equal to the available cash we generate each quarter to unitholders. As a result, we will need to rely on external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our growth. Our liquidity will affect our ability to satisfy any of these needs. The board of directors of our General Partner may change our cash distribution policy at any time at its discretion. Our partnership agreement does not require us to pay distributions to our unitholders on a quarterly or other basis.
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
Our operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate products and refined products. These hazards and risks include, but are not limited to, natural disasters, fires, explosions, pipeline ruptures and spills, third party interference and mechanical failure of equipment at our or third-party facilities, any of which could result in production and distribution difficulties and disruptions, environmental pollution, personal injury or wrongful death claims and other damage to our properties and the properties of others. Because all of our refining operations are conducted at a single refinery, any such event at our refinery could significantly disrupt our production and distribution of refined products, and any sustained disruption could have a material adverse effect on our business, financial condition, results of operations and cash flows, and as a result, our ability to service our indebtedness and make distributions.
We are subject to interruptions of supply and distribution as a result of our reliance on pipelines for transportation of crude oil and refined products.
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
Our business’ financial results are seasonal and generally lower in the first and fourth quarters of the year.
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
The credit and business risk profiles of Alon Energy may be factors considered in credit evaluations of us. This is because we rely on Alon Energy for various services, including management services. Another factor that may be considered is the financial condition of Alon Energy, including the degree of its financial leverage and its dependence on cash flow from us to service its indebtedness. The credit and risk profile of Alon Energy could adversely affect our credit ratings and risk profile, which could increase our borrowing costs or hinder our ability to raise capital. Our credit rating may be adversely affected by the leverage of Alon Energy, as credit rating agencies may consider the leverage and credit profile of Alon Energy and its affiliates because of their ownership interest in and joint control of us and the strong operational links between Alon Energy’s business and us. Any adverse effect on our credit rating would increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which would impair our ability to grow our business, service our indebtedness and make distributions to unitholders.
We currently sell approximately 20% of our motor fuels production and 100% of our asphalt production from the Big Spring refinery to Alon Energy. In addition, we are parties to a fuel supply agreement with Alon Energy under which we will supply substantially all of the motor fuel requirements of Alon Energy’s retail convenience stores through 2032. We are also parties to an asphalt supply agreement with Alon Energy through 2032. Because a significant percentage of our sales are to Alon Energy, adverse developments concerning Alon Energy’s financial condition could result in adverse effects on our net sales. This would in turn have an adverse effect on our profitability and our ability to service our indebtedness and make distributions to unitholders.
Our arrangement with J. Aron exposes us to J. Aron related credit and performance risk.
We have a supply and offtake agreement with J. Aron, who is our largest supplier of crude oil and largest customer of refined product. In the future, we could purchase up to 100% of our supply needs from J. Aron pursuant to this agreement. Additionally, we are obligated to repurchase all consigned inventories and certain other inventories upon termination of this agreement, which may be terminated by J. Aron as early as May 31, 2018. Relying on J. Aron’s ability to honor its fuel requirements purchase obligations exposes us to J. Aron’s credit and business risks. An adverse change in J. Aron’s business, results of operations, liquidity or financial condition could adversely affect its ability to perform its obligations, which could consequently have a material adverse effect on our business, results of operations or liquidity and, as a result, our ability to make distributions. In addition, we may be required to use substantial capital to repurchase inventories from J. Aron upon termination of the agreement, which could have a material adverse effect on our financial condition.
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
Our operations are subject to extensive regulatory controls on air emissions, water discharges, waste management and the clean-up of contamination that can require costly compliance measures. If we fail to comply with environmental requirements, we may be subject to administrative, civil and criminal proceedings by state and federal authorities, as well as civil proceedings by non-governmental environmental groups and other individuals, which could result in substantial fines and penalties against us as well as governmental or court orders that could alter, limit or suspend our operations.
In October 2006, we were contacted by Region 6 of the EPA and invited to enter into discussions under the EPA’s National Petroleum Refinery Initiative (the “Initiative”). This Initiative is a coordinated, integrated compliance and enforcement strategy to address federal Clean Air Act compliance issues at the nation’s largest petroleum refineries, including compliance with New Source Review/Prevention of Significant Deterioration requirements, New Source Performance Standards, Leak Detection and Repair requirements, and National Emission Standards for Hazardous Air Pollutants for Benzene Waste Operations. According to the EPA, as of January 2015, approximately 90% of the nation’s refinery capacity is under lodged or entered “global” settlements. In February 2007, we committed in writing to enter into discussions with the EPA regarding our Big Spring refinery and, since that time, have held negotiations with the agency with respect to entering into a global settlement under the Initiative. Based on our on-going negotiations as well as consideration of prior settlements that the EPA has reached with other petroleum refineries under the Initiative, we believe that we would be required to pay a civil penalty, install air pollution controls and enhance certain operations and maintenance programs in consideration for a broad release from liability. At this time, while we cannot estimate the cost of any such civil penalties, pollution controls or environmentally beneficial projects, the civil penalties will likely exceed $100,000, and the remaining costs could be significant and collectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In 2010, our Big Spring refinery was one of more than 100 facilities in Texas to receive a Clean Air Act request for information from the EPA relating to the EPA’s disapproval of Texas’ “flexible permit program.” According to the EPA, the Texas flexible permit program and its implementing rules were never approved by the EPA for inclusion in the Texas state clean-air implementation plan and, therefore, emission limitations in Texas flexible permits are not federally enforceable. The EPA indicated that it would consider enforcement against holders of flexible permits that failed to comply with applicable federal requirements on a case-by-case basis. We had agreed to convert the refinery’s non-flexible permit to a federally enforceable non-flexible permit and submitted a permit application for that purpose, which remains pending. In August 2012, the U.S. Fifth Circuit Court of Appeals vacated the EPA’s final rule disapproving Texas’ flexible permit program and remanded the program back to the EPA for further consideration. Following the Fifth Circuit decision, Texas submitted a state clean-air implementation plan, including the flexible permit provisions, to the EPA for reconsideration in accordance with the Fifth Circuit’s decision. In July 2014, the EPA published its approval of Texas’ flexible permit program, conditioned on a commitment from Texas to adopt certain minor clarifications to the flexible permit program by November 30, 2014. Texas timely adopted the required minor clarifications and submitted the revised program to the EPA for approval. On December 31, 2014, the EPA issued a proposed rule converting the EPA’s previous conditional approval of Texas’ program to a full approval. We are presently assessing our Big Spring refinery’s air emissions permitting alternatives as a result of these developments.
In addition, new laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. For example, in April 2014, the EPA promulgated final new “Tier 3” motor vehicle emission and fuel standards. Under the final rule, gasoline must contain no more than 10 ppm sulfur on an annual average basis beginning as early as January 1, 2017; however, approved small volume refineries have until January 1, 2020 to meet the standard. We believe that our Big Spring refinery satisfies the definition of a small volume refinery, and we have applied to the EPA for status as a small volume refinery, as is required by the Tier 3 regulations. We estimate that the capital investment associated with the upgrade necessary to meet these new required sulfur levels will be less than $10 million. We are not able to predict the impact of other new or changed laws or regulations or changes in the ways that such laws or regulations are administered, interpreted or enforced but we may incur increased operating costs and capital expenditures to comply, which could be material. To the extent that the costs associated with meeting any of these requirements are substantial and not adequately provided for, our results of operations and cash flows could suffer.
Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs and a reduced demand for our refining services.
In December 2009, the EPA determined that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on its findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the federal Clean Air Act including rules that require a reduction in emissions of GHGs from motor vehicles and another rule that established GHG emission thresholds that determine when certain stationary sources must obtain construction or operating permits under the Clean Air Act. In cases where a new source is constructed or an existing major source undergoes a major modification, facilities may be required to reduce emissions according to “best available control technology” standards for GHGs. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified large GHG emission sources in the United States, including petroleum refineries, on an annual basis, for emissions occurring after January 1, 2010.
In addition, the federal Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and a number of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or monitoring and reporting requirements or result in reduced demand for refined petroleum products we produce. One or more of these developments could have an adverse effect on our business, financial condition and results of operations.
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
We are currently investigating and remediating, in some cases pursuant to government orders, soil and groundwater contamination at our refinery and terminals arising from our or predecessor operators’ handling of petroleum hydrocarbons and wastes. We anticipate spending $7.2 million in investigation and remediation expenses over the next 15 years in connection with historical soil and groundwater contamination at our Big Spring refinery and the Abilene, Southlake and Wichita Falls terminals, which we formerly owned and operated. There can be no assurances, however, that we will not have to spend more than these anticipated amounts. Our handling and storage of petroleum and hazardous substances may lead to additional contamination at our facilities and facilities to which we send or sent wastes or by-products for treatment or disposal, in which case we may be subject to additional cleanup costs, governmental penalties, and third-party suits alleging personal injury and property damage. Joint and several strict liability may be incurred in connection with such releases of petroleum hydrocarbons, hazardous substances and/or wastes. Although we have sold two of our pipelines pursuant to a transaction with Sunoco, we have agreed, subject to certain limitations, to indemnify Sunoco for costs and liabilities that may be incurred by Sunoco as a result of environmental conditions existing at the time of the sale. If we are forced to incur costs or pay liabilities in connection with such releases and contamination or any associated third-party proceedings and investigations, or in connection with any of our indemnification obligations to Sunoco, such costs and payments could be significant and could adversely affect our business, results of operations and cash flows.
We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with worker health and safety, environmental and other laws and regulations.
From time to time, we have been sued or investigated for alleged violations of worker health and safety, environmental and other laws. If a lawsuit or enforcement proceeding were commenced or resolved against us, we could incur significant costs and liabilities. In addition, our operations require numerous permits and authorizations under environmental and various other laws and regulations. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes to limit impacts or potential impacts on the environment and/or worker health and safety. A violation of authorization or permit conditions or of other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions, and/or facility shutdowns. In addition, major modifications of our operations could require modifications to our existing permits or upgrades to our existing pollution control equipment. Any or all of these matters could have an adverse effect on our business, results of operations, cash flows or our ability to service our indebtedness and make distributions to unitholders.
Renewable fuels mandates may reduce demand for the petroleum fuels we produce, which could have a material adverse effect on our results of operations and financial condition and our ability to service our indebtedness and make distributions to our unitholders.
The EPA has issued RFS mandates, requiring refiners such as us to blend renewable fuels into the petroleum fuels they produce and sell in the United States. To the extent refiners will not or cannot blend renewable fuels in the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase RINs to maintain compliance. Under the RFS program, the volume of renewable fuels that obligated parties are required to blend into their finished petroleum fuels increases annually over time until 2022. As a result of previously receiving hardship relief made available to obligated parties meeting certain criteria, our refinery first became subject to the RFS program in 2013. The Big Spring refinery through its wholesale sales is able to blend finished products with renewable fuels, thus generating RINs. RINs costs for our refinery were $6.7 million and $14.9 million for 2014 and 2013, respectively. The EPA has published the proposed volume mandates for 2014, which are generally lower than the volumes for 2013 and lower than the statutory mandates. The EPA submitted a draft final rule for regulatory review by the federal Office of Management and Budget on August 21, 2014. In January 2015, the EPA announced that its goal was to release the final 2014 RFS volume mandates in the Spring of 2015. The price of RINs has been extremely volatile and has increased over the last year. We cannot currently predict the future prices of RINs and, thus, the expenses related to RINs compliance have the potential to be material. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and materially adversely affecting our ability to service our indebtedness and make distributions to unitholders.

Terrorist attacks, threats of war or actual war may negatively affect our operations, financial condition and results of operations.
Terrorist attacks, threats of war or actual war, as well as events occurring in response to or in connection with them, may adversely affect our operations, financial condition and results of operations. Energy-related assets (which could include refineries, terminals and pipelines such as ours) may be at greater risk of terrorist attacks than other possible targets in the United States. A direct attack on our assets or assets used by us could have a material adverse effect on our business, financial condition and results of operations. In addition, any terrorist attack, threats of war or actual war could have an adverse impact on energy prices, including prices for our crude oil and refined products, and could have a material adverse effect on our business, financial condition and results of operations. In addition, disruption or significant increases in energy prices could result in government-imposed price controls.
Our insurance policies do not cover all losses, costs or liabilities that we may experience.
We maintain significant insurance coverage, but it does not cover all potential losses, costs or liabilities. Our property insurance policies that cover the Big Spring refinery have a $950 million limit. Claims for physical damage at our Big Spring refinery are subject to a $10 million deductible. The business interruption insurance policies that cover the refinery have a $550 million limit and are subject to a 45-day waiting period. We are fully exposed to all losses in excess of the applicable limits and sub-limits, a $10 million deductible due to property damage and for losses due to business interruptions of fewer than 45 days.
We maintain third party liability insurance policies that cover third party claims with a $300 million limit subject to a $5 million deductible. We are fully exposed to third party claims in excess of the applicable limit and sub-limits and a $5 million deductible.
Additionally, we could suffer losses for uninsurable or uninsured risks or insurable events in amounts in excess of our existing insurance coverage or which are not covered by that insurance. Our ability to obtain and maintain adequate insurance may be affected by conditions in the insurance market over which we have no control. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If we lose any of our key personnel, our ability to manage our business and continue our growth could be negatively affected.
Our future performance depends to a significant degree upon the continued contributions of our senior management team and key technical personnel. We do not currently maintain key man life insurance with respect to any member of our senior management team. The loss or unavailability to us of any member of our senior management team or a key technical employee could significantly harm us. We face competition for these professionals from our competitors, our customers and other companies operating in our industry. To the extent that the services of members of our senior management team and key technical personnel would be unavailable to us for any reason, we would be required to hire other personnel to manage and operate our assets and to develop our products and technology. We cannot assure you that we would be able to locate or employ such qualified personnel on acceptable terms or at all.
A substantial portion of the workforce at our Big Spring refinery is unionized, and we may face labor disruptions that would interfere with our operations.
As of December 31, 2014, Alon Energy employed approximately 200 people at our Big Spring refinery, approximately 135 of whom were covered by a collective bargaining agreement. The collective bargaining agreement expires on April 1, 2015. The current labor agreement may not prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse effect on our results of operation and financial condition.
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
We may enter into commodity derivatives contracts intended to mitigate our crack spread risk. We enter into these arrangements with the intent to secure a minimum fixed cash flow stream on the volume of products hedged during the hedge term. However, our hedging arrangements may fail to fully achieve these objectives for a variety of reasons, including our failure to have adequate hedging contracts, if any, in effect at any particular time and the failure of our hedging arrangements to produce the anticipated results. We may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, while intended to reduce the adverse effects of fluctuations in crude oil and refined product prices, such transactions may limit our ability to benefit from favorable changes in margins. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which:

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
As a result, the effectiveness of our risk mitigation strategy could have a material adverse impact on our financial results and our ability to service our indebtedness and make distributions to unitholders.
The adoption of regulations implementing recent financial reform legislation could impede our ability to manage business and financial risks by restricting our use of derivative instruments as hedges against fluctuating commodity prices.
The U.S. Congress adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act in 2010 (the “Dodd-Frank Act”). This comprehensive financial reform legislation establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Dodd-Frank Act requires the

Commodity Futures Trading Commission (“CFTC”), the SEC and other regulators to promulgate rules and regulations implementing the new legislation. The CFTC has proposed regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or derivative instruments would be exempt from these position limits. As these proposed position limit rules are not yet final, the effect of those provisions on us is uncertain at this time. The Dodd-Frank Act may also require compliance with margin requirements and with certain clearing and trade-execution requirements in connection with certain derivative activities, although the application of those provisions to us, and the impact of such provisions upon us, is uncertain at this time. The legislation may also require certain counterparties to our commodity derivative contracts to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty, or cause the entity to comply with the capital requirements, which could result in increased costs to counterparties such as us. The final rules will be phased in over time according to a specified schedule which is dependent on finalization of certain other rules to be promulgated by the CFTC and the SEC.
The Dodd-Frank Act and any new regulations could significantly increase the cost of some commodity derivative contracts (including through requirements to post collateral, which could adversely affect our available liquidity), materially alter the terms of some commodity derivative contracts, reduce the availability of some derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing commodity derivative contracts and potentially increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and any new regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Increased volatility may make us less attractive to certain types of investors. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. If the Dodd-Frank Act and any new regulations result in lower commodity prices, our operating income could be adversely affected. Any of these consequences could adversely affect our business, financial condition and results of operations. In addition, the European Union and other non-U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent we transact with counterparties subject to such foreign jurisdictions, we may become subject to such regulations. At this time, the impact of such regulations is not clear.
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
ITEM 4. MINE SAFETY DISCLOSURES.
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common units representing limited partner interests are traded on the New York Stock Exchange under the trading symbol “ALDW.”
The following table sets forth the quarterly high and low sales prices of and distributions declared on our common units for each quarterly period within the two most recently completed fiscal years:

	Sales Prices of our Common Units		Distributions per Common Unit (1)
Quarterly Period	High	Low

2014
Fourth Quarter	$20.47	$11.63	$0.70
Third Quarter	20.73	16.39	1.02
Second Quarter	20.09	16.00	0.13
First Quarter	16.89	12.51	0.69
2013
Fourth Quarter	$17.74	$10.25	$0.18
Third Quarter	24.81	11.80	—
Second Quarter	26.88	21.27	0.71
First Quarter	29.12	20.12	1.48
_______________________

(1)
Represents cash distribution attributable to the quarter and declared and paid within 60 days of quarter end pursuant to our partnership agreement. A quarterly distribution of $0.57 per common unit was paid during the first quarter of 2013, which represents the period subsequent to our initial public offering, November 27, 2012 through December 31, 2012.

Holders
As of March 1, 2015, there were 6 unitholders of record.
Our Cash Distribution Policy
The board of directors of our General Partner adopted a policy pursuant to which distributions for each quarter will equal the amount of available cash we generate in such quarter. Distributions on our units will be in cash. We expect within 60 days after the end of each quarter to make distributions to unitholders of record on the applicable date. Available cash for each quarter will be determined by the board of directors of our General Partner following the end of such quarter. We expect that available cash for each quarter will generally equal our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our General Partner deems necessary or appropriate, including reserves for our expenses in the quarters in which our planned major turnarounds and catalyst replacements occur. In advance of scheduled turnarounds at our refinery, the board of directors of our General Partner reserves amounts to fund expenditures associated with such scheduled turnarounds. Actual turnaround and related expenses will be funded with cash reserves or borrowings under our revolving credit facility. We do not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distributions or otherwise to reserve cash for distributions, nor do we intend to incur debt to pay quarterly distributions. We expect to finance substantially all of our growth externally, either by debt issuances or additional issuances of equity.
Because our policy is to distribute all available cash generated each quarter, without reserving cash for future distributions or borrowing to pay distributions during periods of low cash flow from operations, our unitholders have direct exposure to fluctuations in the amount of cash generated by our business. We expect that the amount of our quarterly distributions, if any, will vary based on our operating cash flow during each quarter. Our quarterly cash distributions, if any, will not be stable and will vary from quarter to quarter as a direct result of variations in our operating performance and cash flow caused by fluctuations in our refining margins, which will be affected by prices of feedstock and refined products as well as our working capital requirements and capital expenditures. Such variations may be significant. Unlike most publicly traded partnerships, we do not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time. The board of directors of our General Partner may change the foregoing distribution policy at any time and from time to time. Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis.
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
The following performance graph compares the cumulative total unitholder return on the Partnership’s common units as traded on the NYSE with the Standard & Poor’s 500 Stock Index (the “S&P 500”) and our peer group as selected by management for the cumulative period from November 20, 2012 to December 31, 2014, assuming an initial investment of $100 dollars in our common units at $18.40 per unit (the closing price at the end of our first trading day), the S&P 500 and the peer group on November 20, 2012 (our first day of trading) and the reinvestment of all distributions, where applicable. The peer group is comprised of Northern Tier Energy LP (NYSE:NTI) and CVR Refining, LP (NYSE:CVRR), which are master limited partnerships engaged in refining operations. The stock performance shown on the graph below is historical and not necessarily indicative of future price performance.

	11/20/12	12/31/12	3/31/13	6/30/13	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14
Alon USA Partners	$100.00	$130.82	$147.71	$140.37	$75.66	$102.15	$103.41	$115.57	$114.95	$88.38
S&P 500	100.00	101.50	112.26	115.53	121.59	134.37	136.80	143.96	145.58	152.76
Peer Group	100.00	114.91	140.72	124.52	107.56	111.08	117.30	128.48	120.44	102.21

ITEM 6. SELECTED FINANCIAL DATA.
The following table sets forth selected consolidated financial data as of and for each of the five years in the period ending December 31, 2014. The selected historical statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated balance sheet data as of December 31, 2012 are derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.
The selected historical combined financial data as of and for the years ended December 31, 2011 and 2010 are derived from the audited combined financial statements of Alon USA Partners, LP Predecessor, which are not included in this Annual Report on Form 10-K.
The following selected historical consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
				Predecessor	Predecessor
	(in thousands, except per unit data)
STATEMENT OF OPERATIONS DATA (1):
Net sales	$3,221,373	$3,430,287	$3,476,817	$3,207,969	$1,639,935
Operating income (loss)	217,979	178,677	423,352	330,792	(7,727)
Net income (loss)	169,135	136,222	381,898	294,427	(38,513)
Less: Net income attributable to predecessor operations	—	—	344,778
Net income attributable to Alon USA Partners, LP	169,135	136,222	37,120
Earnings per unit	$2.71	$2.18	$0.59
Weighted average common units outstanding (in thousands)	62,505	62,502	62,500
Cash distribution per unit	$2.02	$2.76	$—

BALANCE SHEET DATA:
Cash and cash equivalents	$106,325	$153,583	$66,001	$135,945	$20,352
Working capital	(4,561)	18,007	1,702	148,222	(59,206)
Total assets	770,246	849,924	763,423	810,480	675,039
Total debt	302,376	344,322	295,311	533,592	438,526
Total debt less cash and cash equivalents	196,051	190,739	229,310	397,647	418,174
Partners’ equity	188,402	145,442	181,726	102,689	9,664
_______________________

(1)
Earnings per unit information is not presented for the years ended December 31, 2011 or 2010 as there was no common equity or potential common equity publicly traded during those periods. Earnings per unit information presented for the year ended December 31, 2012 represents earnings subsequent to the completion of the Partnership’s initial public offering in November 2012.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The information presented in this Form 10-K contains the audited combined financial results of Alon USA Partners, LP Predecessor, our predecessor for accounting purposes, for periods presented through November 26, 2012. The audited consolidated financial results for the years ended December 31, 2014, 2013 and 2012 also include the results of operations for the Partnership for the period beginning November 27, 2012.
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

•
termination of our Supply and Offtake Agreement with J. Aron & Company (“J. Aron”), under which J. Aron is our largest supplier of crude oil and our largest customer of refined products. Additionally, upon termination of the Supply and Offtake Agreement, we are obligated to purchase the crude oil and refined product inventories then owned by J. Aron at then current market prices;

•	changes in fuel and utility costs incurred by our refinery;

•	disruptions due to equipment interruption, pipeline disruptions or failures at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects and cost of compliance with the renewable fuel standards (“RFS”) program, including the availability, cost and price volatility of renewable identification numbers (“RINs”);

•	the effects and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	the effects of seasonality on demand for our products;

•	the level of competition from other petroleum refiners;

•	the easing of logistical and infrastructure constraints at Cushing;

•	operating hazards, accidents, fires, severe weather, floods and other natural disasters, casualty losses and other matters beyond our control, which could result in unscheduled downtime;

•	the effect of any national or international financial crisis on our business and financial condition; and

•	the other factors discussed in this Annual Report on Form 10-K under the caption “Risk Factors.”
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
Company Overview
We are a limited partnership formed in August 2012 and engaged principally in the business of operating a crude oil refinery in Big Spring, Texas with a crude oil throughput capacity of 73,000 barrels per day (“bpd”), which we refer to as our Big Spring refinery. We refine crude oil into finished products, which we market primarily in West and Central Texas, Oklahoma, New Mexico and Arizona through our wholesale distribution network to both Alon Energy’s retail convenience stores and other third-party distributors. We distribute fuel products through a product pipeline and terminal network of seven pipelines and five terminals that we own or access through leases or long-term throughput agreements.
Our refinery’s complexity allows us the flexibility to process a variety of crudes into higher-value refined products. For the year ended December 31, 2014, WTS crude oil represented approximately 48% and WTI crude oil represented approximately 52% of our crude oil input. For the year ended December 31, 2014, we produced approximately 50% gasoline, 35% diesel/jet fuel, 4% asphalt, 6% petrochemicals and 5% other refined products. During the year ended December 31, 2014, our Big Spring refinery had a utilization rate of 97.2%.
2014 Operational and Financial Highlights
Operating income for 2014 was $218.0 million, compared to $178.7 million in 2013. Our operational and financial highlights for 2014 include the following:

•
During the second quarter of 2014, we completed a major turnaround at the Big Spring refinery, including the vacuum tower revamp project, which increased crude oil throughput to 73,000 bpd from 70,000 bpd and increased diesel production by 3,000 bpd. As a result of downtime necessary to complete these projects, the refinery and operating results were lower during the second quarter, which reduced profitability and the related distribution amount for the period. However, despite the reduced throughput experienced during the second quarter of 39,000 bpd, our Big Spring refinery average throughput was 66,033 bpd for 2014 compared to 67,103 bpd for 2013.

•	We have reduced WTS crude and increased Midland priced WTI crude received at the Big Spring refinery, averaging throughput of 32,429 bpd of WTI for the full year 2014, a 56.6% increase from 2013.

•
Operating margin at the Big Spring refinery was $16.69 per barrel for 2014, compared to $14.59 per barrel for 2013. This increase in operating margin was primarily due to a widening of both the WTI Cushing to WTS spread and the WTI Cushing to WTI Midland spread, partially offset by a lower Gulf Coast 3/2/1 crack spread.

•
The average Gulf Coast 3/2/1 crack spread was $14.52 per barrel for 2014 compared to $19.16 per barrel for 2013, which was primarily influenced by a reduction in the Brent to WTI Cushing spread. The average Brent to WTI Cushing spread for 2014 was $7.30 per barrel compared to $12.41 per barrel for 2013.

•
The average WTI Cushing to WTS spread for 2014 was $6.04 per barrel compared to $3.72 per barrel for 2013. The average WTI Cushing to WTI Midland spread for 2014 was $6.93 per barrel compared to $2.59 per barrel for 2013.

•	During 2014, we generated cash available for distribution of $2.54 per unit compared to $2.37 per unit during 2013.

Major Influences on Results of Operations
Earnings and cash flow are primarily affected by the difference between refined product prices and the prices for crude oil and other feedstocks. These prices depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. While our sales and operating revenues fluctuate significantly with movements in crude oil and refined product prices, it is the spread between crude oil and refined product prices, not necessarily fluctuations in those prices, that affect our earnings.
In order to measure our operating performance, we compare our per barrel refinery operating margin to certain industry benchmarks. We calculate this margin for the Big Spring refinery by dividing the refinery’s gross margin by its throughput volumes. Gross margin is the difference between net sales and cost of sales (exclusive of certain inventory adjustments).
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
In addition, we have been able to capitalize on the oversupply of West Texas crudes in Midland, the largest origination terminal for West Texas crude oil, resulting from increased production in the Permian Basin coupled with infrastructure constraints. Although West Texas crudes are typically transported to Cushing and to the Gulf Coast for sale, current logistical and infrastructure constraints are limiting the ability of Permian Basin producers to transport their production to Cushing and to the Gulf Coast. The resulting oversupply of West Texas crudes at Midland has depressed Midland crude prices and enabled us to obtain an increased portion of our crude supply at discounted prices to Cushing. Moreover, by sourcing West Texas crudes at Midland, we are able to eliminate the cost of transporting crude to and from Cushing. The WTI Cushing less WTI Midland spread represents the differential between the average per barrel price of WTI Cushing crude oil and the average per barrel price of WTI Midland crude oil. A widening of the WTI Cushing less WTI Midland spread can favorably influence the operating margin for our Big Spring refinery. An easing of the current logistical and infrastructure constraints through new pipeline construction or expansion could have an adverse effect on our margins.
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

The nature of our business requires us to maintain crude oil and refined product inventories. Crude oil and refined products are commodities, and we have no control over the changing market value of these inventories. Because our inventory is valued at the lower of cost or market value under the LIFO inventory valuation methodology, price fluctuations generally have little effect on our financial results.
Factors Affecting Comparability
Our financial condition and operating results over the three-year period ended December 31, 2014 have been influenced by the following factors, which are fundamental to understanding comparisons of our period-to-period financial performance.
Maintenance and Turnaround Impact on Crude Oil Throughput
During the second quarter of 2014, we completed a major turnaround at the Big Spring refinery, including the vacuum tower revamp project, which increased crude oil throughput to 73,000 bpd from 70,000 bpd and increased diesel production by 3,000 bpd. As a result of downtime necessary to complete these projects, the refinery and operating results were lower during the second quarter, which reduced profitability and the related distribution amount for the period. However, despite the reduced throughput experienced during the second quarter of 39,000 bpd, our Big Spring refinery average throughput was 66,033 bpd for 2014 compared to 67,103 bpd for 2013.
Renewable Fuel Standards
Included in cost of sales for the years ended December 31, 2014 and 2013 are RINs costs of $6.7 million and $14.9 million, respectively. The Big Spring refinery first became subject to the RFS program in 2013, and as a result did not record costs associated with RINs for 2012.

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
Cost of sales. Cost of sales includes principally crude oil, blending materials, other raw materials and transportation costs, which include costs associated with our crude oil and product pipelines. Cost of sales excludes depreciation and amortization, which is presented separately in the consolidated statements of operations.
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

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands, except per unit data, per barrel data and pricing statistics)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$3,221,373	$3,430,287	$3,476,817
Operating costs and expenses:
Cost of sales	2,823,694	3,073,044	2,883,741
Direct operating expenses	105,760	110,940	100,908
Selling, general and administrative expenses	26,446	22,276	22,807
Depreciation and amortization	47,494	45,329	46,009
Total operating costs and expenses	3,003,394	3,251,589	3,053,465
Loss on disposition of assets	—	(21)	—
Operating income	217,979	178,677	423,352
Interest expense	(46,706)	(40,474)	(22,235)
Interest expense - related parties	—	—	(15,691)
Other income, net	646	23	8
Income before state income tax expense	171,919	138,226	385,434
State income tax expense	2,784	2,004	3,536
Net income	$169,135	$136,222	$381,898
Less: Net income attributable to predecessor operations	—	—	344,778
Net income attributable to Alon USA Partners, LP	$169,135	$136,222	$37,120
Earnings per unit	$2.71	$2.18	$0.59
Weighted average common units outstanding (in thousands)	62,505	62,502	62,500
Cash distribution per unit	$2.02	$2.76	$—
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$196,504	$216,337	$528,825
Investing activities	(74,800)	(29,626)	(31,769)
Financing activities	(168,962)	(99,129)	(567,000)
OTHER DATA:
Adjusted EBITDA (2)	$266,119	$224,050	$469,369
Capital expenditures	16,064	23,390	24,490
Capital expenditures for turnarounds and catalysts	58,736	6,236	7,279
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (3)	$16.69	$14.59	$23.50
Refinery direct operating expense (4)	4.39	4.53	4.00
PRICING STATISTICS:
Crack spreads (per barrel):
Gulf Coast 3/2/1	$14.52	$19.16	$27.43
WTI Cushing crude oil (per barrel)	$93.10	$97.97	$94.14
Crude oil differentials (per barrel):
WTI Cushing less WTI Midland	$6.93	$2.59	$2.92
WTI Cushing less WTS	6.04	3.72	4.09
Brent less WTI Cushing	7.30	12.41	17.19
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.49	$2.70	$2.82
Gulf Coast ultra-low sulfur diesel	2.71	2.97	3.05
Natural gas (per MMBtu)	4.26	3.73	2.83

	As of December 31,
	2014	2013
BALANCE SHEET DATA:	(dollars in thousands)
Cash and cash equivalents	$106,325	$153,583
Working capital	(4,561)	18,007
Total assets	770,246	849,924
Total debt	302,376	344,322
Total debt less cash and cash equivalents	196,051	190,739
Total partners’ equity	188,402	145,442

THROUGHPUT AND PRODUCTION DATA:	For the Year Ended December 31,
	2014		2013		2012
	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTS crude	30,323	45.9	43,705	65.1	52,190	75.7
WTI crude	32,429	49.1	20,706	30.9	14,396	20.9
Blendstocks	3,281	5.0	2,692	4.0	2,360	3.4
Total refinery throughput (5)	66,033	100.0	67,103	100.0	68,946	100.0
Refinery production:
Gasoline	32,932	49.7	33,736	50.4	34,637	50.3
Diesel/jet	23,252	35.1	22,404	33.5	22,329	32.5
Asphalt	2,716	4.1	3,640	5.4	4,084	5.9
Petrochemicals	3,756	5.7	4,152	6.2	4,054	5.9
Other	3,565	5.4	3,033	4.5	3,706	5.4
Total refinery production (6)	66,221	100.0	66,965	100.0	68,810	100.0
Refinery utilization (7)		97.2%		94.9%		97.3%
_____________________

(1)	Includes sales to related parties of $563,008, $600,710 and $588,828 for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)
See “Reconciliation of Amounts Reported Under Generally Accepted Accounting Principles” for information regarding our definition of Adjusted EBITDA, its limitations as an analytical tool and a reconciliation of net income to Adjusted EBITDA for the periods presented.

(3)
Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales and cost of sales (exclusive of certain inventory adjustments) by the refinery’s throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margin to these crack spreads to assess our operating performance relative to other participants in our industry.

The refinery operating margin for the year ended December 31, 2014 excludes losses of $4,650 related to inventory adjustments.

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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net sales. Net sales for the year ended December 31, 2014 were $3,221.4 million, compared to $3,430.3 million for the year ended December 31, 2013, a decrease of $208.9 million. This decrease was primarily due to lower refinery throughput and lower refined product prices. Refinery throughput for the year ended December 31, 2014 was 66,033 bpd compared to 67,103 bpd for the year ended December 31, 2013, a decrease of 1.6%. The lower refinery throughput at the Big Spring refinery was the result of downtime necessary to complete both the planned turnaround and the vacuum tower project during the second quarter of 2014. The average per gallon price of Gulf Coast gasoline for the year ended December 31, 2014 decreased $0.21, or 7.8%, to $2.49, compared to $2.70 for the year ended December 31, 2013. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the year ended December 31, 2014 decreased $0.26, or 8.8%, to $2.71, compared to $2.97 for the year ended December 31, 2013.
Cost of Sales. Cost of sales for the year ended December 31, 2014 were $2,823.7 million, compared to $3,073.0 million for the year ended December 31, 2013, a decrease of $249.3 million. This decrease was primarily due to lower crude oil prices at our refinery and lower refinery throughput. The average price of WTI Cushing decreased 5.0% to $93.10 per barrel for the year ended December 31, 2014 from $97.97 per barrel for the year ended December 31, 2013.
Direct Operating Expenses. Direct operating expenses for the year ended December 31, 2014 were $105.8 million, compared to $110.9 million for the year ended December 31, 2013, a decrease of $5.1 million, or 4.6%. This decrease was primarily due to lower major maintenance and insurance costs, partially offset by higher natural gas costs for the year ended December 31, 2014.
Selling, General and Administrative Expenses. SG&A expenses for the year ended December 31, 2014 were $26.4 million, compared to $22.3 million for the year ended December 31, 2013, an increase of $4.1 million, or 18.4%. This increase was primarily due to higher employee related costs for the year ended December 31, 2014.
Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2014 was $47.5 million, compared to $45.3 million for the year ended December 31, 2013, an increase of $2.2 million.
Operating Income. Operating income was $218.0 million for the year ended December 31, 2014, compared to $178.7 million for the year ended December 31, 2013, an increase of $39.3 million. This increase was primarily due to higher refinery operating margins and lower direct operating expenses.
Refinery operating margin was $16.69 per barrel for the year ended December 31, 2014, compared to $14.59 per barrel for the year ended December 31, 2013. This increase in operating margin was primarily due to a widening of both the WTI Cushing to WTS spread and the WTI Cushing to WTI Midland spread, partially offset by a lower Gulf Coast 3/2/1 crack spread. The WTI Cushing to WTS spread widened to $6.04 per barrel for the year ended December 31, 2014, compared to $3.72 per barrel for the year ended December 31, 2013. The WTI Cushing to WTI Midland spread widened to $6.93 per barrel for the year ended December 31, 2014, compared to $2.59 per barrel for the year ended December 31, 2013. The average Gulf Coast 3/2/1 crack spread decreased 24.2% to $14.52 per barrel for the year ended December 31, 2014, compared to $19.16 per barrel for the year ended December 31, 2013, which was primarily influenced by a reduction in the Brent to WTI Cushing spread. The average Brent to WTI Cushing spread for the year ended December 31, 2014 was $7.30 per barrel, compared to $12.41 per barrel for the year ended December 31, 2013.
Interest Expense. Interest expense was $46.7 million for the year ended December 31, 2014, compared to $40.5 million for the year ended December 31, 2013, an increase of $6.2 million. This increase was primarily due to higher financing costs associated with crude oil purchases under our supply and offtake agreement as a result of a backwardated crude oil market.
Net Income. Net income for the year ended December 31, 2014 was $169.1 million, compared to $136.2 million for the year ended December 31, 2013, an increase of $32.9 million. This increase was attributable to the factors discussed above.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net sales. Net sales for the year ended December 31, 2013 were $3,430.3 million, compared to $3,476.8 million for the year ended December 31, 2012, a decrease of $46.5 million. This decrease was primarily due to lower refinery throughput and lower refined product prices. Refinery average throughput for the year ended December 31, 2013 was 67,103 bpd compared to 68,946 bpd for the year ended December 31, 2012, a decrease of 2.7%. The average per gallon price of Gulf Coast gasoline for the year ended December 31, 2013 decreased $0.12, or 4.3%, to $2.70, compared to $2.82 for the year ended December 31, 2012. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the year ended December 31, 2013 decreased $0.08, or 2.6%, to $2.97, compared to $3.05 for the year ended December 31, 2012.

Cost of Sales. Cost of sales for the year ended December 31, 2013 were $3,073.0 million, compared to $2,883.7 million for the year ended December 31, 2012, an increase of $189.3 million. This increase was primarily due to higher crude oil prices at our refinery and the impact of RINs costs, partially offset by decreased refinery throughput. The average price of WTI Cushing increased 4.1% to $97.97 per barrel for the year ended December 31, 2013 from $94.14 per barrel for the year ended December 31, 2012. Cost of sales for the year ended December 31, 2013 includes $14.9 million of costs to purchase RINs needed to satisfy our obligation to blend biofuels into the products we produce, which we were not subject to in 2012.
Direct Operating Expenses. Direct operating expenses for the year ended December 31, 2013 were $110.9 million, compared to $100.9 million for the year ended December 31, 2012, an increase of $10.0 million, or 9.9%. This increase was primarily due to higher employee related costs, major maintenance costs, property tax expenses and higher natural gas costs for the year ended December 31, 2013.
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
Operating Income. Operating income was $178.7 million for the year ended December 31, 2013, compared to $423.4 million for the year ended December 31, 2012, a decrease of $244.7 million. This decrease was primarily due to lower refinery operating margins, lower refinery throughput, higher direct operating expenses and the impact of RINs costs during the year ended December 31, 2013.
Refinery operating margin was $14.59 per barrel for the year ended December 31, 2013, compared to $23.50 per barrel for the year ended December 31, 2012. This decrease in operating margin was primarily due to a lower Gulf Coast 3/2/1 crack spread, a narrowing of both the WTI Cushing to WTS spread and the WTI Cushing to WTI Midland spread as well as the impact of RINs costs during the year ended December 31, 2013. The average Gulf Coast 3/2/1 crack spread decreased to $19.16 per barrel for the year ended December 31, 2013, compared to $27.43 per barrel for the year ended December 31, 2012, which was primarily influenced by a reduction in the Brent to WTI Cushing spread. The average Brent to WTI Cushing spread for the year ended December 31, 2013 was $12.41 per barrel, compared to $17.19 per barrel for the year ended December 31, 2012. The WTI Cushing to WTS spread narrowed 9.0% to $3.72 per barrel for the year ended December 31, 2013, compared to $4.09 per barrel for the year ended December 31, 2012. The WTI Cushing to WTI Midland spread narrowed 11.3% to $2.59 per barrel for the year ended December 31, 2013, compared to $2.92 per barrel for the year ended December 31, 2012. Our refinery operating margin was also impacted by RINs costs of $14.9 million for the year ended December 31, 2013. Our refinery first became subject to the RFS program in 2013, and as a result did not record costs associated with RINs for 2012.
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
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash generated from our operating activities, borrowings under our revolving credit facility, inventory supply and offtake arrangement and other credit lines. Additionally, we have the ability to utilize a $60.0 million letter of credit facility through Alon Energy for our crude oil and product purchases, which currently expires in November 2015.
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

Depending upon conditions in the capital markets and other factors, we will from time to time consider the issuance of debt or equity securities, or other possible capital markets transactions, the proceeds of which could be used to refinance current indebtedness, extend or replace our existing revolving credit facility or for other Partnership purposes.
Cash Flows
The following table sets forth our consolidated cash flows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$196,504	$216,337	$528,825
Investing activities	(74,800)	(29,626)	(31,769)
Financing activities	(168,962)	(99,129)	(567,000)
Net increase (decrease) in cash and cash equivalents	$(47,258)	$87,582	$(69,944)
Cash Flows Provided By Operating Activities
Net cash provided by operating activities was $196.5 million for the year ended December 31, 2014 compared to $216.3 million for the year ended December 31, 2013. The reduction in net cash provided by operating activities of $19.8 million was primarily due to reducing the balances on accounts payable and accrued liabilities of $124.9 million, higher cash used on inventories of $3.9 million and increased cash used on prepaid expenses of $6.7 million, partially offset by higher net income after adjusting for non-cash items of $35.3 million and higher cash collected on accounts receivable of $80.2 million.
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
Cash Flows Used In Investing Activities
Net cash used in investing activities was $74.8 million for the year ended December 31, 2014 compared to $29.6 million for the year ended December 31, 2013. The increase in net cash used in investing activities of $45.2 million was primarily due to an increase in capital expenditures for turnarounds and catalysts of $52.5 million, partially offset by a decrease in capital expenditures of $7.3 million. The increase in capital expenditures for turnarounds and catalysts is related to the completion of the planned turnaround at our refinery during the second quarter of 2014.
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
Cash Flows Used In Financing Activities
Net cash used in financing activities was $169.0 million for the year ended December 31, 2014 compared to $99.1 million for the year ended December 31, 2013. The increase in net cash used in financing activities of $69.9 million was primarily due to reduced proceeds from inventory financing arrangements of $25.4 million and $40.0 million of repayments on our revolving credit facility in 2014 compared to drawings on our revolving credit facility of $51.0 million in 2013. These changes were partially offset by reduced distributions to unitholders of $46.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013.
Net cash used in financing activities was $99.1 million for the year ended December 31, 2013 compared to $567.0 million for the year ended December 31, 2012. The reduction in net cash used in financing activities of $467.9 million was primarily due to reduced payments on debt, net, of $370.6 million and reduced payments to equity holders of $237.6 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. These amounts were partially offset by proceeds from the Offering of $167.8 million, which occurred during the year ended December 31, 2012.

Indebtedness
Partnership Term Loan Credit Facility. In connection with the Offering, we were assigned $250.0 million of the aggregate principal balance of the Alon USA Energy term loan (the “Partnership Term Loan”). The Partnership Term Loan requires principal payments of $2.5 million per annum paid in quarterly installments until maturity in November 2018.
The Partnership Term Loan bears interest at a rate equal to the sum of (i) the Eurodollar rate (with a floor of 1.25% per annum) plus (ii) a margin of 8.00% per annum for a per annum rate of 9.25%, based on current Eurodollar market rates at December 31, 2014.
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
At December 31, 2014 and 2013, the Partnership Term Loan had an outstanding balance (net of unamortized discount) of $242.4 million and $244.3 million, respectively.
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
The Revolving Credit Facility is secured by a first lien on our cash, accounts receivables, inventories and related assets and a second lien on our fixed assets and other specified property.
The Revolving Credit Facility contains maintenance financial covenants. At December 31, 2014, we were in compliance with these covenants.
We had borrowings of $60.0 million and $100.0 million and letters of credit outstanding of $23.5 million and $109.8 million under the Revolving Credit Facility at December 31, 2014 and 2013, respectively.
Capital Spending
Each year the board of directors of our General Partner approves capital projects, including sustaining maintenance, regulatory and planned turnaround and catalyst projects that our management is authorized to undertake in our annual capital budget. Additionally, our management assesses opportunities for growth and profit improvement projects on an ongoing basis and any related projects require further approval from the board of directors of our General Partner. Our total capital expenditure plan, including expenditures for turnarounds and catalysts, for 2015 is $37.0 million, which includes approximately $10.4 million of special regulatory projects.
Our estimated capital expenditures are subject to change due to unanticipated increases/decreases in the cost, scope and completion time for our capital projects. For example, we may experience increases/decreases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our Big Spring refinery.

Contractual Obligations
Information regarding our known contractual obligations of the types described below as of December 31, 2014 is set forth in the following table:

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
		(dollars in thousands)
Long-term debt obligations	$2,500	$65,000	$234,876	$—	$302,376
Operating lease obligations	17,430	34,282	17,374	3,240	72,326
Pipelines and terminals agreements (1)	38,069	67,077	84,764	50,247	240,157
Other commitments (2)	3,741	7,482	7,482	8,417	27,122
Total obligations	$61,740	$173,841	$344,496	$61,904	$641,981
_____________________

(1)
Balances represent the minimum committed volume multiplied by the tariff and terminal rates pursuant to the terms of the Pipelines and Terminals Agreement with Holly Energy Partners, LP, as well as our minimum requirements with Sunoco Pipeline, LP.

(2)	Other commitments include refinery maintenance services costs.
As of December 31, 2014, we did not have any material capital lease obligations or any agreements to purchase goods or services, other than those included in the table above, that were binding on us.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements.
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. GAAP requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. See Note 2 - Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, for descriptions of our significant accounting policies. Certain of these accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts would have been reported under different conditions, or if different assumptions had been used. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
LIFO Inventory Valuation. Crude oil, refined products and blendstocks (including crude oil consignment inventory) are priced at the lower of cost or market. Cost is determined using the LIFO valuation method. Under the LIFO valuation method, we charge the most recent acquisition costs to cost of sales, and we value inventories at the earliest acquisition costs. We selected this method because we believe it more accurately reflects the cost of our current sales. If the market value of inventory is less than the inventory cost on a LIFO basis, then the inventory is written down to market value. An inventory write-down to market value results in a non-cash accounting adjustment, decreasing the value of our crude oil and refined products inventory and increasing our cost of sales. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years when inventory volumes decline and result in charging cost of sales with LIFO inventory costs generated in prior periods.
Environmental and Other Loss Contingencies. We expense or capitalize environmental expenditures depending on their future economic benefit. We expense expenditures that relate to an existing condition caused by past operations and that have no future economic benefit. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Environmental liabilities represent the estimated costs to investigate and remediate contamination at our properties. These estimates are based on internal and third-party assessments of the extent of the contaminations, the selected remediation technology and review of applicable environmental regulations. We do not discount environmental liabilities to their present value unless payments are fixed or reliably determinable. At December 31, 2014, for those payments we considered fixed or reliably determinable, payments were discounted at a 2.32% rate. We record environmental liabilities without considering potential recoveries from third parties. Recoveries of environmental remediation costs from third parties are recorded as assets when receipt is deemed probable. We update our estimates to reflect changes in factual information, available technology or applicable laws and regulations. Substantially all amounts accrued are expected to be paid out over the next 15 years. The amount of future expenditures for environmental remediation obligations is impossible to determine with any degree of reliability.
Turnarounds and Catalysts Costs. Our refinery units require regular major maintenance and repairs that are commonly referred to as “turnarounds.” Catalysts used in certain refinery process units are typically replaced in conjunction with planned turnarounds. The required frequency of the maintenance varies by unit and by catalyst but generally is every three to five years. In order to minimize downtime during turnarounds, we often utilize contract labor as well as our maintenance personnel on a continuous 24 hour basis. Whenever possible, turnarounds are scheduled so that some units continue to operate while others are down for maintenance. We record the turnaround and catalysts costs as deferred charges and amortize the deferred costs on a straight-line basis over the period of time estimated until the next turnaround occurs.
Impairment of Long-Lived Assets. Our long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss should be recorded if the carrying amount of the asset exceeds its fair value.
In order to test our long-lived assets for recoverability, we must make estimates of projected cash flows related to the asset being evaluated that include, but are not limited to, assumptions about the use or disposition of the asset, its estimated remaining life and future expenditures necessary to maintain its existing service potential. In order to determine fair value, management must make certain estimates and assumptions including, among other things, an assessment of market conditions, projected cash flows, investment rates, interest/equity rates and growth rates that could significantly impact the estimated fair value of the asset being tested for impairment.
Allocation of Costs. We are a subsidiary of Alon Energy and are operated as a component of the integrated operations of Alon Energy and its other subsidiaries. As such, the executive officers of Alon Energy, who are employed by another subsidiary of Alon Energy, also serve as executive officers of the General Partner and Alon Energy’s other subsidiaries.
Alon Energy performs general corporate and administrative services and functions for us and their other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing, and internal audit services. Alon Energy allocates the expenses actually incurred in performing these services to us based primarily on the estimated amount of time the individuals performing such services devote to our business and affairs relative to the amount of time they devote to the business and affairs of Alon Energy’s other subsidiaries. The management of Alon Energy and the General Partner consider these allocations to be reasonable, however, these allocations may not be indicative of the cost of future operations or the amount of future allocations.
Compensation related expenses for Alon Energy employees working in our operations are allocated to us based on percentages determined by management of Alon Energy and the General Partner to be reasonable and in line with the nature of an individual’s roles and responsibilities.
Insurance costs, included in direct operating expenses, are allocated to us based on estimated insurance premiums on a stand-alone basis relative to Alon Energy’s total insurance premium.
If any of these shared costs were to change, or the method by which these shared costs are allocated changes, additional expenses could be allocated to us.

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
The following table reconciles net income to Adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Net income	$169,135	$136,222	$381,898
State income tax expense	2,784	2,004	3,536
Interest expense	46,706	40,474	22,235
Interest expense - related parties	—	—	15,691
Depreciation and amortization	47,494	45,329	46,009
Loss on disposition of assets	—	21	—
Adjusted EBITDA	$266,119	$224,050	$469,369

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
We maintain inventories of crude oil, refined products and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of December 31, 2014, we held 0.8 million barrels of crude oil and refined product inventories valued under the LIFO valuation method. At December 31, 2014, the market value of inventories was less than our inventory cost on a LIFO basis, and, as a result, we recorded a lower of cost or market adjustment of $4.7 million to write-down the value of our inventory to market value, with an offsetting charge to cost of sales. At December 31, 2014, the carrying value of crude oil, refined products and blendstock inventories approximates fair market value. If the market value of these inventories had been $1.00 per barrel lower, our market value adjustment would have increased by $0.8 million.
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
The following table provides information about our commodity derivative instruments as of December 31, 2014:

Description of Activity	Contract Volume (in barrels)	Wtd Avg Purchase Price/BBL	Wtd Avg Sales Price/BBL	Contract Value	Market Value	Gain (Loss)
				(in thousands)
Forwards-long (Crude)	126,551	$57.39	$—	$7,263	$6,503	$(760)
Forwards-short (Gasoline)	(48,000)	—	48.67	(2,336)	(2,550)	(214)
Forwards-long (Gasoline)	133,121	66.70	—	8,880	8,063	(817)
Forwards-long (Distillate)	214,853	77.61	—	16,676	17,178	502
Forwards-long (Jet)	12,836	77.90	—	1,000	924	(76)
Forwards-short (Slurry)	(2,642)	—	47.87	(126)	(110)	16
Forwards-long (Catfeed)	9,907	64.98	—	644	608	(36)
Forwards-short (Slop)	(14,144)	—	49.29	(697)	(618)	79
Forwards-short (Propane)	(30,000)	—	22.05	(662)	(579)	83
Futures-short (Crude)	(168,000)	—	56.10	(9,424)	(8,949)	475
Futures-short (Gasoline)	(151,000)	—	68.20	(10,298)	(9,336)	962
Futures-short (Distillate)	(237,000)	—	82.04	(19,444)	(18,252)	1,192

Interest Rate Risk
As of December 31, 2014, our outstanding debt balance of $305.0 million, excluding discounts, was subject to floating interest rates, of which $245.0 million was charged interest at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00% and $60.0 million was charged interest at the Eurodollar rate plus 3.5%, subject to a minimum interest rate of 4.0%.
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
Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) for the Partnership. Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. In management’s evaluation, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Management believes that as of December 31, 2014 our internal control over financial reporting was effective based on those criteria. We are transitioning our assessment of our internal control effectiveness over financial reporting from the criteria outlined by the 1992 framework of the Committee of Sponsoring Organizations of the Treadway Commission to its 2013 framework. We expect to complete this transition during 2015.
The independent registered public accounting firm of KPMG LLP, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting, included with the Consolidated Financial Statements as an annex of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
We are managed and operated by the board of directors and executive officers of our General Partner, Alon USA Partners GP, LLC, an indirect subsidiary of Alon Energy. Our General Partner manages our operations and activities subject to the terms and conditions specified in our partnership agreement. Alon Energy owns, directly or indirectly, 81.6% of our outstanding common units. The operations of our General Partner in its capacity as general partner are managed by its board of directors. Our unitholders are not entitled to elect our general partner or its directors or otherwise directly participate in our management or operations. As a result of owning our General Partner, Alon Energy has the right to appoint all of the members of the board of directors of our General Partner, including all of our General Partner’s independent directors. Eitan Raff, Sheldon Stein and Ella Ruth Gera currently serve as our independent directors. Our directors serve until the earlier of their resignation or removal.
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
Executive Officers and Directors
Generally, the executive officers of our General Partner are also executive officers of Alon Energy, and are providing their services to our General Partner and us pursuant to the services agreement entered into among us, Alon Energy and our General Partner. The executive officers listed below divide their working time between the management of Alon Energy and us. The approximate weighted average percentages of the amount of time the executive officers spent on management of our business in 2014 are as follows: David Wiessman (25%), Jeff D. Morris (25%), Paul Eisman (25%), Shai Even (25%), Jimmy C. Crosby (25%), Alan Moret (25%), Claire Hart (25%), Michael Oster (25%) and Kyle McKeen (25%). Jeff Brorman, our Vice President of Refining, devotes 100% of his time to our operations.

The table below sets forth the names, positions and ages of the executive officers and directors of our General Partner.

Name	Age	Position With Our General Partner
David Wiessman	60	Executive Chairman of the Board of Directors
Jeff D. Morris	63	Vice Chairman of the Board of Directors
Paul Eisman	59	President, Chief Executive Officer and Director
Amit Ben Itzhak	52	Director
Boaz Biran	51	Director
Snir Wiessman	33	Director
Eitan Raff	73	Director
Mordehay Ventura	59	Director
Sheldon Stein	61	Director
Ella Ruth Gera	58	Director
Shraga Biran	82	Director
Shai Even	46	Senior Vice President, Chief Financial Officer
Jimmy C. Crosby	55	Senior Vice President and Chief Operating Officer
Alan Moret	60	Senior Vice President of Supply
Claire Hart	59	Senior Vice President
Michael Oster	43	Senior Vice President of Mergers and Acquisitions
James Ranspot	44	Senior Vice President, General Counsel & Secretary
Kyle McKeen	51	Vice President of Wholesale Marketing
Jeff Brorman	47	Vice President of Refining
David Wiessman-Executive Chairman. Mr. D. Wiessman was appointed Chairman of the board of directors of our General Partner in August 2012. Mr. D. Wiessman has served as Executive Chairman of the Board of Directors of Alon Energy since July 2000 and served as President and Chief Executive Officer of Alon Energy from its formation in 2000 until May 2005. Mr. D. Wiessman has over 30 years of oil industry and marketing experience. Since 1994, Mr. D. Wiessman has served as a director of Alon Israel Oil Company, Ltd., or Alon Israel, Alon’s largest stockholder, and served as its Chief Executive Officer and President from 1994 to 2014. In 1987, Mr. D. Wiessman became Chief Executive Officer of, and a stockholder in, Bielsol Investments (1987) Ltd., or Bielsol, which acquired a 50% interest in Alon Israel in 1992. In 1976, after serving in the Israeli Air Force, he became Chief Executive Officer of Bielsol Ltd., a privately-owned Israeli company that owns and operates gasoline stations and owns real estate in Israel. Mr. D. Wiessman has served as Chief Executive Officer of Alon Blue Square-Israel, Ltd., which is listed on the NYSE and the Tel Aviv Stock Exchange, or TASE, since 2013, and was its Executive Chairman of the Board of its Directors from 2003 to 2013. Mr. Wiessman has also served as Chairman of Blue Square Real Estate Ltd., which is listed on the TASE, since 2006, and Executive Chairman of the Board and President of Dor-Alon Energy Israel (1988) Ltd., which is listed on the TASE, since 2005, and all of which are subsidiaries of Alon Israel. We believe Mr. D. Wiessman’s vision, business expertise, industry experience, leadership skills and devotion to community service qualify him to serve as Executive Chairman of the board of directors of our General Partner. David Wiessman is the father of Snir Wiessman, who joined the board of directors of our General Partner in November 2012.
Jeff D. Morris-Vice Chairman. Mr. Morris was appointed Vice Chairman of the board of directors of our General Partner in November 2012. Mr. Morris has served as Vice Chairman of the Board of Directors of Alon since May 2011 and a director since May 2005. Prior to this Mr. Morris served as our Chief Executive Officer from May 2005 to May 2011, our Chief Executive Officer of our operating subsidiaries from July 2000 to May 2011, our President from May 2005 until March 2010 and President of our operating subsidiaries from July 2000 until March 2010. Prior to joining Alon, he held various positions at Fina, Inc., where he began his career in 1974. Mr. Morris served as Vice President of Fina, Inc.’s SouthEastern Business Unit from 1998 to 2000 and as Vice President of its SouthWestern Business Unit from 1995 to 1998. In these capacities, he was responsible for both the Big Spring refinery and Fina’s Port Arthur refinery and the crude oil gathering assets and marketing activities for both business units. Mr. Morris has also been a director of Krotz Springs since 2008. We believe that Mr. Morris’ position as Chief Executive Officer of Alon Energy, detailed knowledge of Alon Energy’s operations and assets, expertise in oil refining and marketing, devotion to community service and management skills qualify him to serve as a member of the board of directors of our General Partner.

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
Amit Ben Itzhak-Director. Mr. Ben Itzhak joined the board of directors of our General Partner in January 2015. Mr. Ben Itzhak has more than 20 years of financial and management experience and currently serves as Chairman of the Board of Alon Israel and Alon Blue Square Israel Ltd. and also serves as Executive Chairman of the Granot Corporation (“Granot”) and as Chairman of Hamashbir Agriculture Ltd. (“Hamashbir”), an Israeli agricultural supply company. From 2008 to 2013 Mr. Ben Itzhak served as Chief Executive Officer of Hamashbir. From 2005 to 2008 Mr. Ben Itzhak served as Chief Financial Officer of Tnuva Corporation, a leading food group in Israel, and from 2002 to 2005 served as Chief Executive Officer of Granot. Mr. Ben Itzhak was also Co-Founder, Chief Executive Officer, and Chairman of Zap Computing Ltd. from 2001 to 2005. Mr. Ben Itzhak has a B.A. in Economics and Business Administration from the Ruppin Academic Center and an M.B.A. (with honors) from the Hebrew University of Jerusalem. We have concluded that Mr. Ben Itzhak’s broad business background and experience gained while serving as a director on a number of companies’ boards qualify him to serve as a member of the board of directors of our General Partner.
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
Mordehay Ventura-Director. Mr. Ventura joined the board of directors of our General Partner in November 2012. Mr. Ventura has been the Chief Executive Officer of Mishkey Hadarom Aguda Haklait Shitufit Ltd. since 2004. Mr. Ventura has been a Director at Alon Holdings Blue Square-Israel Ltd since March 2012. He also serves as a Director in Oil Holdings (Founded by the Kibbutzim Organizations) Ltd., Alon Israel Oil Company Ltd., Dor Alon Energy in Israel (1988) Ltd., Dor Alon Retail Sites Management Ltd. Gan Smuel Mazon Ltd., Ganir (1992) Ltd., Hadarey Nitzanim Aguda Haklait Shitufit Ltd., Sivey Hadarom (S.D.) Ltd., Hanegev Aguda Haklait Shitufit Transport Company Ltd., Megadley Drom Yehuda Aguda Haklait Shitufit Ltd., Shkedey Drom Yehuda Aguda Haklait Shitufit Ltd., Zeitey Drom Yehuda Aguda Haklait Shitufit Ltd., Hazera (1939) Ltd., Megadley Zraim Ltd., the Egg and Poultry Board, Yoav Regional Council, Amal Darom Aguda Haklait Shitufit Ltd., Marbek Services and assets (2002) Ltd., Shovre Bar Import Feeding Stuff Ltd., Mishkey Dan Partnership, Dana Finance Services Ltd., Amber Machon Letaarovet Aguda Haklait Shitufit Merkazit Ltd., and Tnuva Holdings. Mr. Ventura serves as a Director in several companies, including Alon Energy and companies within Alon Israel Oil Company Ltd. group, companies related to Miskey Hadarom and others. Mr. Ventura holds a BA degree in Economics and Business Administration from the Rupin College. We have concluded that Mr. Ventura’s experience gained while serving as a director on a number of companies’ boards and extensive experience in the financial industry qualify him to serve as a member of the board of directors of our General Partner.
Sheldon Stein-Director. Mr. Stein joined the board of directors of our General Partner in February 2013. Mr. Stein also serves as the President and Chief Executive Officer of Glazer’s Distributors, one of the nation’s largest distributors of wine, spirits and malt products, a position he has held since July 2010, serves on the board of The Dallas Symphony Orchestra, and is a member of the Dallas Citizens Council. From February 2008 until July 2010, Mr. Stein was a Vice Chairman and Head of Southwest Investment Banking for Bank of America, Merrill Lynch. Prior to joining Merrill Lynch, Mr. Stein was a Senior Managing Director and ran Bear Stearns’ Southwest Investment Banking Group for over 20 years. Mr. Stein received a Bachelor’s degree Magna Cum Laude with honors from Brandeis University where he was a member of Phi Beta Kappa and a J.D. from Harvard Law School. He is a director of The Men’s Wearhouse, Inc. and Ace Cash Express and is also on the advisory board of Amegy Bank. We have concluded that Mr. Stein’s broad business background and experience gained while serving as a director on a number of companies’ boards qualify him to serve as a member of the board of directors of our General Partner.
Ella Ruth Gera-Director. Ms. Gera joined the board of directors of our General Partner in November 2013. Ms. Gera is a corporate attorney, economist and founding partner of Gottlieb, Gera, Engel & Co., Advocates, a law firm specializing in international and cross-border transactions. Ms. Gera is a member of the Israel Bar and holds an LL.B. from the Tel Aviv University and a B.A. in Economics from the Hebrew University of Jerusalem. Ms. Gera also serves as a director of Danred Ltd., a family-owned company. Ms. Gera served for 8 years as a director of Tadbik Ltd, a publicly-traded company listed on the Tel Aviv Stock Exchange, where she also chaired the audit and balance sheet committee. In addition to her legal and corporate work, Ms. Gera serves as the chair of the Haifa and Galilee Music Centre and is the founder and chair of the Friends of the Women’s Network. Ms. Gera has previously served as Deputy Mayor of the Town of Kfar Shmaryahu, as the executive director of The Israel Women’s Network, (R.A.), as founder and director of the Business Circle at The Israel Democracy Institute, Israel’s leading non-partisan think tank, and has held leadership positions for numerous other civic and legal organizations. We have concluded that Ms. Gera’s experience gained while serving as a director on a number of companies’ boards and experience as audit committee chairperson qualify her to serve as a member of the board of directors of our General Partner.
Shraga F. Biran-Director. Mr. Biran joined the board of directors of our General Partner in November 2013. Mr. Biran is the founder and a senior partner of Shraga F. Biran & Company, an Israeli law firm with an office in Tel-Aviv. In 2010 Mr. Biran established the Institute for Structural Reforms, which aims to offer and promote new policies culminating in structural reforms in the field of intellectual property, urban renewal and geo-politics in the Middle East. In 2008 Mr. Biran was appointed Chairman of Israel's National Task-Force on Urban Renewal by the late Israeli Minister of Housing and Land Authority. As a Chairman, one of his primary accomplishments was the creation of a draft law on the urban renewal of Israel that gained consensus both in the government and with the public. Mr. Biran is a significant shareholder in Alon Israel Oil Company Ltd., which is the largest shareholder of Alon Energy. Mr. Biran has served on the Alon Energy board since December 2013. We have concluded that Mr. Biran’s broad business background and experience gained while serving as a director on a number of companies’ boards, including serving as chairman, qualify him to serve as a member of the board of directors of our General Partner.
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
Non-Management Director Executive Sessions
The New York Stock Exchange listing standards require the non-management directors of the board of director of our General Partner to meet at regularly scheduled executive sessions without management. These non-management directors met three times in such executive sessions in 2014. Mr. Eitan Raff presided over the executive sessions.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common units to file certain reports with the SEC and New York Stock Exchange concerning their beneficial ownership of our equity securities. Based on a review of these reports, other information available to us and written representations from reporting persons indicating that no other reports were required, all such reports concerning beneficial ownership were filed in a timely manner by reporting persons during the year ended December 31, 2014.
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
Neither we nor our General Partner directly employ any of the persons responsible for managing our business. All of the executive officers that are currently responsible for managing our day to day affairs are also current officers of our parent Alon Energy, and therefore have responsibilities for both us and Alon Energy. The individuals that are considered to be “named executive officers” at Alon Energy and which will also provide management services to us are as follows:

•	Paul Eisman - President and Chief Executive Officer

•	Shai Even - Senior Vice President and Chief Financial Officer
•Jeff Morris - Vice Chairman of the Board of Directors
•Claire Hart - Senior Vice President
•Alan Moret - Senior Vice President of Supply
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
Compensation paid by or awarded by us in 2014 with respect to the executive officers of Alon Energy that also provide services to us will reflect only the portion of compensation paid by Alon Energy that is allocated to us pursuant to Alon Energy’s allocation methodology and subject to the terms of the omnibus agreement. The compensation expenses that we incur pursuant to the omnibus agreement are based upon the amount of time spent by such officers managing our business and operations during the applicable fiscal year. Responsibility and authority for compensation-related decisions for Alon Energy’s executive officers resides with the board of directors of Alon Energy and its committees (other than compensation under our long-term incentive plan should we choose to issue awards directly to those individuals). Any such compensation decisions by Alon Energy will not be subject to any approvals by the board of directors of our General Partner or any committees thereof.
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
Base Salaries. Base salary levels are designed to attract and retain highly qualified individuals. Each executive officer is eligible to participate with Alon Energy’s other employees in an annual program for merit increases to the executive’s base salary. Pursuant to this program, each officer’s performance is evaluated annually utilizing a number of factors divided into three categories: (i) individual performance objectives and results, (ii) competencies in core skills and knowledge, and (iii) professional development. Each executive officer reviews his evaluation with Mr. Eisman and individualized performance objectives for the following year are established. The Compensation Committee considers the results of these evaluations when determining any increase in base compensation. The precise amount of any increase in base compensation varies based on the executive’s current level of compensation when compared to others in the Company at the same pay grade and the results of the annual evaluation. The Compensation Committee of Alon Energy may also consider available information on prevailing compensation levels for executive-level employees at comparable companies in Alon Energy’s industry.
The range of various compensation elements for our named executive officers will be discussed in further detail within the “Compensation Discussion and Analysis” section of Alon Energy’s 2015 proxy statement.
Annual Bonuses. Executive officers and key employees may be awarded bonuses outside the plans described herein based on individual performance and contributions.
Bonus Plans. The board of directors of Alon Energy has approved three annual bonus plans pursuant to the 2005 Incentive Compensation Plan (collectively, the “ALJ Bonus Plans”). Annual cash bonuses under the ALJ Bonus Plans are distributed to eligible employees each year based on the previous year’s performance. Bonuses were paid to certain eligible employees in the second quarter of 2014 based on performance during Alon Energy’s 2013 fiscal year and if bonuses are payable based on performance during Alon Energy’s 2014 fiscal year, we expect such bonuses to be paid in the second or third quarter of 2015. Each of the ALJ Bonus Plans contains the same plan elements, which are described below. Participation in the ALJ Bonus Plans is based on the location of each employee as follows: (i) Big Spring refinery employees and wholesale employees are eligible to participate in one plan based primarily on the performance of Alon Energy’s Big Spring refinery, (ii) the employees of Alon Energy’s Paramount Petroleum Corporation subsidiary are eligible to participate in a second plan based primarily on the performance of Alon Energy’s California refineries, and (iii) the employees at the Krotz Springs refinery are eligible to participate in the third plan based primarily on the performance of Alon Energy’s Krotz Springs refinery. Under each of the Bonus Plans, bonus payments are based 33% on meeting or exceeding target reliability measures, 34% on meeting or exceeding target free cash flow measures and 33% on meeting or exceeding target safety and environmental objectives. The bonus potential for Alon’s corporate employees, including the named executive officers, is based on a combination of the bonus plans for Alon’s Big Spring refinery, California refineries, and Krotz Springs refinery. Bonus payments are subject to the approval of the Board. The bonus potential for Alon’s named executive officers ranges from 65% to 100% of the respective executive officer’s base salary, as established in each executive officer’s employment agreement or by the Compensation Committee of Alon Energy.
The Compensation Committee of Alon Energy believes that the Bonus Plans provide motivation for the eligible employees to attain Alon Energy’s financial objectives as well as refinery reliability and environmental and safety objectives, which have been designed to benefit Alon Energy in both the long- and short-term.
In addition to cash bonuses paid under the ALJ Bonus Plans, the Compensation Committee of Alon Energy awards cash bonuses from time to time to recognize exemplary results achieved by employees, including the named executive officers. The amount of any such cash bonus is determined based on the recipient’s pay grade, contribution to the project or result and the benefit to Alon Energy from the recipient’s efforts.
2005 Incentive Compensation Plan. In July 2005, the board of directors of Alon Energy approved the Alon USA Energy, Inc. 2005 Incentive Compensation Plan, and Alon Energy’s stockholders approved such plan at Alon Energy’s 2006 annual meeting of stockholders. In 2010, the board of directors of Alon Energy approved an amendment and restatement to such plan and the stockholder approved such amendment and restatement at Alon Energy’s 2010 annual meeting of stockholders. In 2012 the board of directors of Alon Energy approved a further amendment to such plan and this amendment was approved by the stockholders at Alon Energy’s 2012 annual meeting of stockholders. Alon Energy refers to such amended and restated plan as the 2005 Incentive Compensation Plan. The 2005 Incentive Compensation Plan is a component of Alon Energy’s overall executive incentive compensation program. The 2005 Incentive Compensation Plan permits the granting of awards in the form of options to purchase common stock, stock appreciation rights, restricted shares of common stock, restricted stock units, performance shares, performance units and senior executive plan bonuses to Alon Energy’s directors, officers and key employees. The Compensation Committee of Alon Energy believes that the award of equity-based compensation pursuant to the 2005 Incentive Compensation Plan aligns executive and stockholder long-term interests by creating a strong and direct link between executive compensation and stockholder return.
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
Perquisites. Alon Energy’s use of perquisites as an element of compensation is limited in scope and amount. Alon Energy does not view perquisites as a significant element of compensation but does believe that in certain circumstances they can be used in conjunction with other elements to attract, motivate and retain qualified management and personnel in a competitive environment.
Retirement Benefits. Retirement benefits to Alon Energy’s senior management, including Alon Energy’s named executive officers, are currently provided through one of Alon Energy’s 401(k) plans and one of Alon Energy’s pension plans, each of which are available to most Alon Energy employees, and the Alon USA Energy, Inc. Benefits Restoration Plan, or Benefits Restoration Plan, which provides additional pension benefits to Alon Energy’s highly compensated employees. Non-represented employees, including senior management, are eligible to receive company matching of employee contributions into the 401(k) plan in which they participate of up to 3% of the employee’s base salary. As previously noted, employment benefits, including pension benefits, for our Named Executive Officers are provided by Alon Energy and will be reported in Alon Energy’s 2015 proxy statement.

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
Chief Executive Officer Compensation
The annual compensation of Alon Energy’s Chief Executive Officer is determined by the Compensation Committee of Alon Energy based on the compensation principles and programs described above. All cash compensation paid to and equity-based awards granted to Mr. Eisman in 2014 will be reflected in the “Summary Compensation Table” set forth in Alon Energy’s 2015 proxy statement.
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
Administration
The LTIP is administered by the board of directors of our General Partner or an alternative committee appointed by the board of directors of our General Partner, which we refer to together as the committee for purposes of this summary. The committee administers the LTIP pursuant to its terms and all applicable state, federal or other rules or laws. The committee has the power to determine to whom and when Awards will be granted, determine the amount of Awards (measured in cash or in shares of our common units), proscribe and interpret the terms and provisions of each Award agreement (the terms of which may vary), accelerate the vesting provisions associated with an Award, delegate duties under the LTIP, and execute all other responsibilities permitted or required under the LTIP. In the event that the committee is not comprised of “non-

employee directors” within the meaning of Rule 16b-3 under the Exchange Act, a subcommittee of two or more non-employee directors will administer all Awards granted to individuals that are subject to Section 16 of the Exchange Act.
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
Summary Compensation Table
As previously noted, the cash compensation and benefits for Named Executive Officers were not paid by us, but rather by Alon Energy. Information regarding the compensation paid to Named Executive Officers as consideration for the services they perform for us will be reported in Alon Energy’s 2015 proxy statement.
2014 Grants of Plan-Based Awards
No grants of plan-based awards were made to any of the Named Executive Officers during the last completed fiscal year.
Outstanding Equity Awards at Fiscal Year-End 2014
There are no restricted or performance units held by any of our Named Executive Officers as of December 31, 2014.
2014 Option Exercises and Units Vested
No unit awards were held by our Named Executive Officers and therefore no vesting occurred during 2014.

Pension Benefits
As previously noted, employment benefits, including pension benefits, for our Named Executive Officers are provided by Alon Energy and will be reported in Alon Energy’s 2015 proxy statement.
Employee Agreements and Change of Control Agreements
Each of our Named Executive Officers has an employment agreement with Alon Energy. The details of such employment agreements, including payments triggered upon the occurrence of death, disability, termination, resignation, retirement or a change of control will be described in Alon Energy’s 2015 proxy statement.
Officers or employees of Alon Energy or its subsidiaries who also serve as directors of our General Partner do not receive additional compensation for such service. Directors of our General Partner who are not also officers or employees of Alon Energy or its subsidiaries receive compensation for service on the board of directors and its committees.
We pay each director who is not also an officer or employee of Alon Energy or its subsidiaries an annual retainer of $50,000. In addition, each independent director and each other non-employee director who is not affiliated with Alon Israel, Alon Energy’s parent corporation, will receive $25,000 annually in restricted equity interests which vest in three equal installments on each of the first, second and third anniversaries of the grant date. In addition, each such director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board and committee meetings. We pay meeting fees to such directors in the amount of $1,500 for each in-person board or committee meeting, and $900 for each telephonic board or committee meeting. We pay the audit committee chairman an annual amount of $10,000. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to our partnership agreement.
The table below sets forth the compensation earned during the year ended December 31, 2014 by each director who was not also an officer or employee of Alon Energy or its subsidiaries:

Name	Fees Earned or Paid in Cash	Equity Awards	All Other Compensation	Total
Eitan Raff	$72,500	$25,000	$—	$97,500
Sheldon Stein	72,400	25,000	—	97,400
Itzhak Bader	72,400	—	—	72,400
Boaz Biran	62,500	—	—	62,500
Snir Wiessman	—	—	—	—
Mordehay Ventura	15,800	—	—	15,800
Ella Ruth Gera	62,567	25,000	—	87,567
Shraga Biran	42,000	—	—	42,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table presents information regarding the number of common units representing limited partner interests of the Partnership beneficially owned as of March 1, 2015 by each director and named executive officer of our General Partner, and all directors and executive officers of our General Partner as a group. In addition, the table presents information about each person known by the Partnership to beneficially own 5% or more of our common units. Unless otherwise indicated by footnote, the beneficial owner exercises sole voting and investment power over the units. Additionally, unless otherwise indicated by footnote, the percentage of outstanding common units is calculated on the basis of 62,506,550 of our common units outstanding as of March 1, 2015.

Beneficial Unit Ownership
Directors, Executive Officers and 5% Unitholders	Number of Units	Percentage of Outstanding Common Units
Directors and Executive Officers:
David Wiessman	—	—
Amit Ben Itzhak	—	—
Boaz Biran	—	—
Snir Wiessman	—	—
Eitan Raff	2,924	*
Jeff D. Morris	—	—
Mordehay Ventura	—	—
Sheldon Stein	2,265	*
Ella Ruth Gera	1,361	*
Shraga Biran	—	—
Paul Eisman	—	—
Shai Even	—	—
Alan Moret	—	—
Michael Oster	—	—
Claire Hart	—	—
Kyle McKeen	—	—
All directors and executive offers as a group (18 persons)	6,550	*
5% or more Unitholders:
Alon USA Energy, Inc. (1)	51,000,000	81.6%
_____________________________
*    Indicates less than 1%

(1)
Alon Energy holds its common units through one of its subsidiaries, Alon Assets, Inc. Alon Energy owns 100% of the Class A voting common stock in Alon Assets, Inc. and 98.04% of all outstanding common stock. The remaining 1.96% of outstanding common stock, which is Class B non-voting common stock, is owned by certain existing and former members of Alon Energy’s management. Alon Energy also indirectly owns Alon USA Partners GP, LLC, which is our general partner and manages and operates our business and has a non-economic general partner interest in us. Voting and investment determinations of Alon Energy are made by its board of directors, which is comprised of the following members: David Wiessman, Jeff Morris, Zalman Segal, Amit Ben Itzhak, Boaz Biran, Yeshayahu Pery, Ron Haddock, Oded Rubinstein, Shraga Biran, Yonel Cohen, Ilan Cohen and Mordehay Ventura. As a result of, and by virtue of the relationships described above, each of David Wiessman, Jeff Morris, Zalman Segal, Amit Ben Itzhak, Boaz Biran, Yeshayahu Pery, Ron Haddock, Oded Rubinstein, Shraga Biran, Yonel Cohen, Ilan Cohen and Mordehay Ventura may be deemed to exercise voting and dispositive power with respect to securities held by Alon Assets, Inc.

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
As of December 31, 2014, we have the following agreements with Alon Energy.
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
Tax Sharing Agreement
Under the terms of the Tax Sharing Agreement by and among the Partnership and Alon Energy, the Partnership must reimburse Alon Energy for the Partnership’s share of state and local income and other taxes borne by Alon Energy due to our results being included in a combined or consolidated tax return filed by Alon Energy.
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

Asphalt Supply Agreement
The Partnership also entered into a 20-year Asphalt Supply Agreement with Alon Asphalt Company (“Alon Asphalt”), a subsidiary of Alon Energy, under which Alon Asphalt purchases all of the asphalt produced by the Partnership. The volume of asphalt sold pursuant to the Asphalt Supply Agreement is based upon actual production, but the Partnership is required to provide good faith non-binding forecasts of its monthly production estimates for each contract year.
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
Leasing Agreements
In June 2014, we entered into six-year lease agreements with a subsidiary of Alon Energy to lease equipment at the Big Spring refinery. The lease agreements were effective July 1, 2014 and require fixed monthly payments amounting to $4.9 million annually. These agreements were reviewed and approved by the Conflicts Committee of the General Partner.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit Fees. The aggregate fees billed by KPMG LLP (“KPMG”) for professional services rendered for the audit of Alon’s annual financial statements, the review of the financial statements included in this Annual Report on Form 10-K and quarterly reports on Form 10-Q were $0.4 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively.
Audit-Related Fees. There were no fees billed by KPMG for assurance and related services related to the performance of audits or review of our financial statements and not described above under "Audit Fees" in 2014 and 2013.
Tax Fees. No fees were billed by KPMG for professional services rendered for tax compliance, tax advice and tax planning in 2014 and 2013.
All Other Fees. No fees were billed by KPMG for products and services not described above in 2014 and 2013.
Pre-Approval Policies and Procedures. In general, all engagements of our outside auditors, whether for auditing or non-auditing services, must be pre-approved by the Audit Committee of our General Partner. During 2014, all of the services performed for us by KPMG were pre-approved by the Audit Committee of our General Partner. The Audit Committee has considered the compatibility of non-audit services with KPMG’s independence and believes the provision of such non-audit services is compatible with KPMG maintaining its independence.

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
100
The following financial information from Alon USA Partners, LP's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Partners' Equity, (iv) Statements of Cash Flows and (v) Notes to Financial Statements.

______________________
* Identifies management contracts and compensatory plans or arrangements.

ALON USA PARTNERS, LP AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Board of Directors of Alon USA Partners GP, LLC and
Unit Holders of Alon USA Partners, LP:

We have audited the accompanying consolidated balance sheets of Alon USA Partners, LP and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alon USA Partners, LP and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alon USA Partners, LP’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Dallas, Texas
March 13, 2015

Report of Independent Registered Public Accounting Firm
To the Board of Directors of Alon USA Partners GP, LLC and
Unit Holders of Alon USA Partners, LP:

We have audited Alon USA Partners, LP’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alon USA Partners, LP’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Alon USA Partners, LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alon USA Partners, LP and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Dallas, Texas
March 13, 2015

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$106,325	$153,583
Accounts and other receivables, net	68,545	123,781
Accounts and other receivables, net - related parties	9,466	14,621
Inventories	45,162	49,146
Prepaid expenses and other current assets	9,163	4,642
Total current assets	238,661	345,773
Property, plant and equipment, net	445,706	472,885
Other assets, net	85,879	31,266
Total assets	$770,246	$849,924
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$186,156	$280,774
Accrued liabilities	54,566	44,492
Current portion of long-term debt	2,500	2,500
Total current liabilities	243,222	327,766
Other non-current liabilities	38,746	34,894
Long-term debt	299,876	341,822
Total liabilities	581,844	704,482
Commitments and contingencies (Note 15)
Partners’ equity:
General Partner	—	—
Common unitholders - 62,506,550 and 62,502,467 units issued and outstanding at December 31, 2014 and 2013, respectively	188,402	145,442
Total partners’ equity	188,402	145,442
Total liabilities and partners’ equity	$770,246	$849,924

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per unit data)

	Year Ended December 31,
	2014	2013	2012
Net sales (1)	$3,221,373	$3,430,287	$3,476,817
Operating costs and expenses:
Cost of sales	2,823,694	3,073,044	2,883,741
Direct operating expenses	105,760	110,940	100,908
Selling, general and administrative expenses	26,446	22,276	22,807
Depreciation and amortization	47,494	45,329	46,009
Total operating costs and expenses	3,003,394	3,251,589	3,053,465
Loss on disposition of assets	—	(21)	—
Operating income	217,979	178,677	423,352
Interest expense	(46,706)	(40,474)	(22,235)
Interest expense - related parties	—	—	(15,691)
Other income, net	646	23	8
Income before state income tax expense	171,919	138,226	385,434
State income tax expense	2,784	2,004	3,536
Net income	$169,135	$136,222	$381,898
Less: Net income attributable to Predecessor operations	—	—	344,778
Net income attributable to Alon USA Partners, LP	$169,135	$136,222	$37,120
Earnings per unit	$2.71	$2.18	$0.59
Weighted average common units outstanding (in thousands)	62,505	62,502	62,500
Cash distribution per unit	$2.02	$2.76	$—
___________

(1)	Includes sales to related parties of $563,008, $600,710 and $588,828 for the years ended December 31, 2014, 2013 and 2012, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(dollars in thousands)

	Alon USA Partners, LP Predecessor	Common Unitholders	General Partner	Total Partners’ Equity
Balance at December 31, 2011	102,689	—	—	102,689
Net cash payments to Alon Energy	(410,106)	—	—	(410,106)
Net income attributable to Predecessor operations	344,778	—	—	344,778
Proceeds from initial public offering, net of offering costs	167,769	—	—	167,769
Assumption of term loan facility, net of financing costs	(238,687)	—	—	(238,687)
Conversion of subordinated debt - related parties	178,163	—	—	178,163
Predecessor equity transferred to common unitholders	(144,606)	144,606	—	—
Net income attributable to Alon USA Partners, LP	—	37,120	—	37,120
Balance at December 31, 2012	—	181,726	—	181,726
Distributions paid to unitholders	—	(172,506)	—	(172,506)
Net income attributable to Alon USA Partners, LP	—	136,222	—	136,222
Balance at December 31, 2013	—	145,442	—	145,442
Unit-based compensation	—	87	—	87
Distributions paid to unitholders	—	(126,262)	—	(126,262)
Net income attributable to Alon USA Partners, LP	—	169,135	—	169,135
Balance at December 31, 2014	$—	$188,402	$—	$188,402

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$169,135	$136,222	$381,898
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	47,494	45,329	46,009
Unit-based compensation	87	—	—
Non-cash interest on subordinated debt - related parties	—	—	15,691
Amortization of debt issuance costs	2,057	1,990	2,105
Amortization of original issuance discount	554	511	61
Loss on disposition of assets	—	21	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	55,236	(19,662)	(3,266)
Accounts and other receivables, net - related parties	5,155	(102)	(1,731)
Inventories	3,984	7,888	(25,296)
Prepaid expenses and other current assets	(4,521)	2,226	(811)
Other assets, net	(12,371)	(1,634)	1,978
Accounts payable	(87,829)	53,453	90,802
Accrued liabilities	13,671	(2,752)	14,378
Other non-current liabilities	3,852	(7,153)	7,007
Net cash provided by operating activities	196,504	216,337	528,825
Cash flows from investing activities:
Capital expenditures	(16,064)	(23,390)	(24,490)
Capital expenditures for turnarounds and catalysts	(58,736)	(6,236)	(7,279)
Net cash used in investing activities	(74,800)	(29,626)	(31,769)
Cash flows from financing activities:
Distributions paid to unitholders	(23,242)	(31,746)	—
Distributions paid to unitholders - Alon Energy	(103,020)	(140,760)	—
Net cash payments to Alon Energy	—	—	(410,106)
Proceeds from initial public offering, net of offering costs	—	—	167,769
Inventory agreement transactions	(200)	25,200	—
Deferred debt issuance costs	—	(323)	(2,543)
Repayment of subordinated debt - related parties	—	—	(171,120)
Revolving credit facility, net	(40,000)	51,000	(151,000)
Payments on long-term debt	(2,500)	(2,500)	—
Net cash used in financing activities	(168,962)	(99,129)	(567,000)
Net increase (decrease) in cash and cash equivalents	(47,258)	87,582	(69,944)
Cash and cash equivalents, beginning of period	153,583	66,001	135,945
Cash and cash equivalents, end of period	$106,325	$153,583	$66,001
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$44,948	$38,807	$19,598
Cash paid for income tax	$2,127	$2,004	$2,597
Supplemental disclosure of non-cash activity:
Capital expenditures included in accounts payable and accrued liabilities	$—	$5,026	$—
Conversion of subordinated debt - related parties	$—	$—	$178,163
Assumption of term loan facility, net of financing costs	$—	$—	$(238,687)

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

(1)	Description and Nature of Business
As used in this report, the terms “Alon,” the “Partnership,” “we,” “us” or “our” refer to Alon USA Partners, LP, and its consolidated subsidiaries or to Alon USA Partners, LP or an individual subsidiary. References in this report to “Alon Energy” refer collectively to Alon USA Energy, Inc. and any of its subsidiaries, other than Alon USA Partners, LP, its subsidiaries and its general partner.
Alon is a Delaware limited partnership formed in August 2012 by Alon Energy and its wholly owned subsidiary Alon USA Partners GP, LLC (the “General Partner”). In November 2012, we completed the initial public offering of 11,500,000 common units representing limited partner interests at a price of $16.00 per unit (the “Offering”).
Our initial net assets were contributed to us by Alon Energy in exchange for 51,000,000 common units, representing an 81.6% interest in the Partnership, and 100% non-economic ownership interest in the General Partner. As an entity under common control of Alon Energy, we recorded the net assets that Alon Energy contributed to us concurrently with the completion of the Offering at Alon Energy’s historical basis.
We are a refiner and marketer of petroleum products operating primarily in the South Central and Southwestern regions of the United States. We own and operate a crude oil refinery in Big Spring, Texas with a crude oil throughput capacity of 73,000 barrels per day, or “bpd”, which we refer to as the Big Spring refinery. We refine crude oil into petroleum products, including ultra-low sulfur gasoline, ultra-low sulfur diesel, jet fuel, petrochemicals, petrochemical feedstocks, asphalts and other petroleum products, which we market primarily in West and Central Texas, Oklahoma, New Mexico and Arizona. We refer to our operations in this region as our physically integrated system because it supplies Alon branded and unbranded distributors in this region with motor fuels produced at the Big Spring refinery. Our physically integrated system includes Alon Energy’s owned and operated retail convenience stores. We distribute fuel products through a product pipeline and terminal network, which we own or access through leases or long-term throughput agreements. For financial reporting purposes, we operate in a single reportable segment based on how the business is managed.

(2)	Summary of Significant Accounting Policies
(a) Basis of Presentation
The consolidated financial statements and related notes for the periods beginning and following November 27, 2012, present the consolidated financial position, results of operations, cash flows and partners’ equity of the Partnership and its consolidated subsidiaries. Additionally, the accompanying financial statements and related notes for periods presented through November 26, 2012 present the combined results of operations, cash flows and partners’ equity of Alon USA Partners, LP Predecessor (“Predecessor”), our predecessor for accounting purposes, at historical cost. All significant intercompany balances and transactions have been eliminated.
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
(d) Cost Classifications
Cost of sales includes principally crude oil, blending materials, other raw materials and transportation costs, which include costs associated with our crude oil and product pipelines. Cost of sales excludes depreciation and amortization, which is presented separately in the consolidated statements of operations.
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
Interest expense includes interest expense, letters of credit, financing costs associated with crude oil purchases, financing fees and amortization of both original issuance discount and deferred debt issuance costs but excludes capitalized interest. Original issuance discount and debt issuance costs are amortized over the term of the related debt using the effective interest method.
(e) Cash and Cash Equivalents
All highly-liquid instruments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.
(f) Accounts Receivable
Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade accounts receivables. Credit is extended based on evaluation of the customer’s financial condition. We perform ongoing credit evaluations of our customers and require letters of credit, prepayments or other collateral or guarantees as management deems appropriate. Allowance for doubtful accounts is based on a combination of current sales and specific identification methods.
Credit risk is minimized as a result of the ongoing credit assessment of our customers and a lack of concentration in our customer base. Credit losses are charged to allowance for doubtful accounts when deemed uncollectible. Our allowance for doubtful accounts is reflected as a reduction of accounts receivable in the consolidated balance sheets.
The balance in allowance for doubtful accounts was $220 for the year ended December 31, 2014 and $277 for each of the years ended December 31, 2013 and 2012.
(g) Inventories
Crude oil, refined products and blendstocks (including crude oil consignment inventory) are stated at the lower of cost or market. Cost is determined under the last-in, first-out (“LIFO”) valuation method and market is determined using current estimated selling prices. Under the LIFO valuation method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. An inventory write-down to market value results in a non-cash accounting adjustment, decreasing the value of our inventory and increasing our cost of sales. Such charges are subject to reversal in subsequent periods, not to exceed LIFO cost, if prices recover. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years when inventory volumes decline and result in charging cost of sales with LIFO inventory costs generated in prior periods. Materials and supplies are stated at average cost.
Crude oil inventory consigned to others represents inventory that was sold to third parties, which we are obligated to repurchase at the end of the respective agreements (Note 8). As a result of this requirement to repurchase the inventory, no revenue was recorded on these transactions and the inventory volumes remain valued under the LIFO method.
(h) Hedging Activity
We participate in Alon Energy’s company-wide risk management program. Under Alon Energy’s risk management program, all commodity forwards, futures, swaps and option contracts are considered to be part of the risk management strategy. All derivative instruments are recorded in the consolidated balance sheets as either assets or liabilities measured at their fair value. For commodity derivative contracts not designated as cash flow hedges, the net unrealized gains and losses for changes in fair value are recognized in cost of sales in the consolidated statements of operations.

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

The derivative transaction related to our inventory financing agreement has been designated as a fair value hedge of inventory. The gain or loss on the derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in earnings in the same period.
(i) Property, Plant and Equipment
The carrying value of property, plant and equipment includes the fair value of the asset retirement obligation and has been reflected in the consolidated balance sheets at cost, net of accumulated depreciation.
Property, plant and equipment, net of salvage value, are depreciated using the straight-line method at rates based on the estimated useful lives for the assets or groups of assets, beginning in the first month of operation following acquisition or completion. The useful lives of depreciable assets used to determine depreciation expense range from 3 to 20 years. We capitalize interest costs associated with major construction projects based on the effective interest rate on aggregate borrowings. Leasehold improvements are depreciated on the straight-line method over the shorter of the contractual lease terms or the estimated useful lives.
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
(j) Impairment of Long-Lived Assets and Assets To Be Disposed Of
We review long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its expected future cash flows, an impairment loss is recognized based on the excess of the carrying value of the impaired asset over its fair value. The future cash flows and fair values used in this assessment are estimates based on management’s judgment and assumptions. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs of disposition.
(k) Asset Retirement Obligations
We have asset retirement obligations with respect to our refinery due to various legal obligations to clean and/or dispose of these assets at the time they are retired. However, the majority of these assets can be used for extended and indeterminate periods of time provided that they are properly maintained and/or upgraded. It is our practice and intent to continue to maintain these assets and make improvements based on technological advances. When a date or range of dates can reasonably be estimated for the retirement of these assets or any component of these assets, we will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using established present value techniques (Note 11).
(l) Turnarounds and Catalysts Costs
Our refinery units require regular major maintenance and repairs that are commonly referred to as “turnarounds.” Catalysts used in certain refinery process units are typically replaced in conjunction with planned turnarounds. We record the turnaround and catalysts costs as deferred charges in other assets in the consolidated balance sheets. We amortize the deferred costs on a straight-line basis over the period of time estimated until the next turnaround occurs, beginning the month after the completion of the turnaround. The amortization of deferred turnaround and catalysts costs are presented in depreciation and amortization in our consolidated statements of operations.
(m) Earnings per Unit
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

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement.
(o) Environmental Expenditures
Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Environmental liabilities represent the estimated costs to investigate and remediate contamination at our properties. These estimates are based on internal and third-party assessments of the extent of the contaminations, the selected remediation technology and review of applicable environmental regulations.
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
Substantially all amounts accrued are expected to be paid out over the next 15 years. The amount of future expenditures for environmental remediation obligations is impossible to determine with any degree of reliability.
(p) Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
(q) New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that provides accounting guidance for all revenue arising from contracts to provide goods or services to customers. This standard is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The requirements from the new standard are effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. The standard allows for either full retrospective adoption or modified retrospective adoption. We are evaluating the guidance to determine the method of adoption and the impact of this standard on our consolidated financial statements.
In February 2015, the FASB issued an accounting standards update making targeted changes to the current consolidation guidance. The new standard changes the way certain decisions are made related to substantive rights, related parties, and decision making fees when applying the variable interest entity consolidation model and eliminates certain guidance for limited partnerships and similar entities under the voting interest consolidation model. The requirements from the updated standard are effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We are evaluating the effect that adopting the updated guidance will have on our consolidated financial statements and related disclosures.

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

(3)	Earnings Per Unit
The following is a summary of our net income for the period after the completion of the Offering through December 31, 2012:

November 27, 2012 through December 31, 2012
Net sales	$324,237
Operating costs and expenses:
Cost of sales	264,960
Direct operating expenses	10,687
Selling, general and administrative expenses	2,153
Depreciation and amortization	4,632
Total operating costs and expenses	282,432
Operating income	41,805
Interest expense	(4,335)
Interest expense - related parties	—
Other income (loss), net	(2)
Income before state income tax expense	37,468
State income tax expense	348
Net income attributable to Alon USA Partners, LP	$37,120
Weighted average common units outstanding (in thousands)	62,500
Earnings per unit	$0.59
Earnings per unit is computed by dividing limited partners’ interest in net income by the weighted average number of common units outstanding during the period. Our net income is allocated entirely to the limited partners as the General Partner has a non-economic interest in the Partnership.
Earnings per unit is only calculated for the Partnership subsequent to the Offering, as there was no outstanding public equity prior to November 27, 2012. Distributions made to our unitholders are determined according to the policy adopted by the board of directors of our General Partner and are not based on the net income allocations used in the calculation of earnings per unit.

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
The RINs obligation represents the period-end deficit, if any, after considering any RINs acquired or under contract, necessary to meet our requirements to blend biofuels into the products we have produced. The RINs obligation is categorized as level 2 in the fair value hierarchy and is measured at fair value using the market approach based on quoted prices from an independent pricing service.
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets as of December 31, 2014 and 2013:

	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Assets:
Commodity contracts (futures and forwards)	$1,406	$—	$—	$1,406
Fair value hedge	—	10,223	—	10,223

As of December 31, 2013
Assets:
Commodity contracts (futures and forwards)	$22	$—	$—	$22
Liabilities:
Fair value hedge	—	2,304	—	2,304
RINs obligation	—	334	—	334

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

(5)	Derivative Financial Instruments
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
Mark to Market
We have certain contracts that serve as economic hedges, which are derivatives used for risk management but not designated as hedges for financial accounting purposes. All economic hedge transactions are recorded at fair value and any changes in fair value between reporting periods are recognized in earnings.
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
We have certain commodity contracts associated with the Supply and Offtake Agreement discussed in Note 8 that have been accounted for as a fair value hedge, which had contract purchase volumes of 293 thousand barrels of crude oil as of December 31, 2014.
The following tables present the effect of derivative instruments on the consolidated balance sheets:

	As of December 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$2,629	Accrued liabilities	$1,223
Total derivatives not designated as hedging instruments		2,629		1,223

Derivatives designated as hedging instruments:
Fair value hedge	Other assets	$10,223		$—
Total derivatives designated as hedging instruments		10,223		—
Total derivatives		$12,852		$1,223

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

	As of December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$303	Accrued liabilities	$281
Total derivatives not designated as hedging instruments		303		281

Derivatives designated as hedging instruments:
Fair value hedge		$—	Other non-current liabilities	$2,304
Total derivatives designated as hedging instruments		—		2,304
Total derivatives		$303		$2,585
The following tables present the effect of derivative instruments on the consolidated statements of operations:
Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		Year Ended December 31,
	Location	2014	2013	2012
Fair value hedge (1)	Interest expense	$12,527	$(1,977)	$(327)
Total derivatives		$12,527	$(1,977)	$(327)
___________

(1)	Changes in the fair value hedge are substantially offset by changes in the hedged item.
Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		Year Ended December 31,
	Location	2014	2013	2012
Commodity contracts (futures and forwards)	Cost of sales	$(2,352)	$4,516	$7,038
Commodity contracts (swaps) (1)	Cost of sales	—	—	(13,951)
Total derivatives		$(2,352)	$4,516	$(6,913)
___________

(1)	Related to derivatives with a related party.
Offsetting Assets and Liabilities
Our derivative instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives and we offset the fair value amounts recorded for derivative instruments to the extent possible under these agreements on our consolidated balance sheets.

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

The following table presents offsetting information regarding our derivatives by type of transaction as of December 31, 2014 and 2013:

	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of December 31, 2014
Derivative Assets:
Commodity contracts (futures and forwards)	$3,309	$(680)	$2,629	$(1,223)	$—	$1,406
Fair value hedge	10,223	—	10,223	—	—	10,223
Derivative Liabilities:
Commodity contracts (futures and forwards)	$1,903	$(680)	$1,223	$(1,223)	$—	$—

As of December 31, 2013
Derivative Assets:
Commodity contracts (futures and forwards)	$514	$(211)	$303	$(281)	$—	$22
Derivative Liabilities:
Commodity contracts (futures and forwards)	$492	$(211)	$281	$(281)	$—	$—
Fair value hedge	2,304	—	2,304	—	—	2,304
Compliance Program Market Risk
We are obligated by government regulations to blend a certain percentage of biofuels into the products that we produce and are consumed in the U.S. We purchase biofuels from third parties and blend those biofuels into our products, and each gallon of biofuel purchased includes a renewable identification number, or RIN. To the degree we are unable to blend biofuels at the required percentage, a RINs deficit is generated and we must acquire that number of RINs by the annual reporting deadline in order to remain in compliance with applicable regulations. Alternatively, if we have a RINs surplus, some of those RINs could be sold. Any such sales would be subject to our normal credit evaluation process.
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
The cost of meeting our obligations under these compliance programs was $6,697 and $14,917 for the years ended December 31, 2014 and 2013, respectively. These amounts are reflected in cost of sales in the consolidated statements of operations. We were not subject to the renewable fuel standards requirements for the year ended December 31, 2012.

(6)	Significant Customers
For the year ended December 31, 2014, we had two third party customers and related party customers which account for approximately 43% of net sales. Individually, third party customers accounted for 13% and 13% of net sales and related party customers accounted for 17% of net sales for the year ended December 31, 2014.
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

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

At December 31, 2014 and 2013, 24% and 27%, respectively, of total third party and related party accounts and other receivables, net were from significant customers discussed above.

(7)	Inventories
Carrying value of inventories consisted of the following:

	As of December 31,
	2014	2013
Crude oil, refined products and blendstocks	$30,239	$25,246
Crude oil consignment inventory (Note 8)	5,278	14,214
Materials and supplies	9,645	9,686
Total inventories	$45,162	$49,146
A reduction of inventory volumes during 2013 resulted in a liquidation of LIFO inventory layers. The liquidation increased cost of sales by $1,091 during 2013. There were no liquidations of LIFO inventory layers during 2014 and 2012.
At December 31, 2014, the market value of inventories was less than our inventory cost on a LIFO basis, and, as a result, we recorded a lower of cost or market adjustment which increased cost of sales by $4,650. At December 31, 2014, the carrying value of crude oil, refined products and blendstock inventories approximates fair market value. At December 31, 2013, market values of crude oil, refined products and blendstock inventories exceeded LIFO costs by $21,216.

(8)	Inventory Financing Agreement
We have entered into a Supply and Offtake Agreement and other associated agreements (together the “Supply and Offtake Agreement”), with J. Aron & Company (“J. Aron”). Pursuant to the Supply and Offtake Agreement, (i) J. Aron agreed to sell to us, and we agreed to buy from J. Aron, at market prices, crude oil for processing at the Big Spring refinery and (ii) we agreed to sell to J. Aron, and J. Aron agreed to buy from us, at market prices, certain refined products produced at the Big Spring refinery.
The Supply and Offtake Agreement also provided for the sale, at market prices, of our crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage facilities, and to identify prospective purchasers of refined products on J. Aron’s behalf. As amended in February 2015, the Supply and Offtake Agreement has an initial term that expires in May 2021. J. Aron may elect to terminate the Supply and Offtake Agreement prior to the expiration of the initial term beginning in May 2018 and upon each anniversary thereof, on six months prior notice. We may elect to terminate in May 2020 on six months prior notice.
Following expiration or termination of the Supply and Offtake Agreement, we are obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the Big Spring refinery at then current market prices.
Associated with the Supply and Offtake Agreement, we have a fair value hedge of our inventory purchase commitment with J. Aron and crude oil inventory consigned to J. Aron (“crude oil consignment inventory”). Additionally, financing charges related to the Supply and Offtake Agreement are recorded as interest expense in the consolidated statements of operations.
At December 31, 2014 and 2013, we had net current payables of $10,544 and net current receivables of $11,640, respectively, to J. Aron for purchases and sales as well as a consignment inventory receivable representing a deposit paid to J. Aron of $6,290 and $6,290, respectively. Additionally, at December 31, 2014 and 2013, we had non-current liabilities for the original financing of $17,497 and $24,482, respectively, net of the related fair value hedge.
Additionally, we had current payables of $1,010 and $263 at December 31, 2014 and 2013, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

(9)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	As of December 31,
	2014	2013
Refining facilities	$685,036	$677,085
Accumulated depreciation	(239,330)	(204,200)
Property, plant and equipment, net	$445,706	$472,885
Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $35,185, $34,392 and $33,221, respectively.

(10)	Other Assets, Net
Other assets, net consisted of the following:

	As of December 31,
	2014	2013
Deferred turnaround and catalyst costs	$54,310	$7,774
Deferred debt issuance costs	5,725	7,782
Receivable from supply and offtake agreement (Note 8)	6,290	6,290
Fair value hedge (Note 8)	10,223	—
Other	9,331	9,420
Total other assets	$85,879	$31,266

(11)	Accrued Liabilities and Other Non-Current Liabilities
Accrued liabilities and other non-current liabilities consisted of the following:

	As of December 31,
	2014	2013
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$41,357	$30,354
Accrued finance charges	427	1,365
Environmental accrual (Note 15)	1,671	1,307
Commodity contracts	1,223	281
Other	9,888	11,185
Total accrued liabilities	$54,566	$44,492

Other Non-Current Liabilities:
Consignment inventory obligation (Note 8)	$27,720	$22,178
Fair value hedge (Note 8)	—	2,304
Environmental accrual (Note 15)	5,486	5,640
Asset retirement obligations	2,084	1,973
Other	3,456	2,799
Total other non-current liabilities	$38,746	$34,894

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

The following table summarizes the activity relating to the asset retirement obligations for the years ended December 31, 2014 and 2013:

	As of December 31,
	2014	2013
Balance at beginning of year	$1,973	$1,890
Accretion expense	111	83
Additions	—	—
Balance at end of year	$2,084	$1,973

(12)	Indebtedness
Debt consisted of the following:

	As of December 31,
	2014	2013
Term loan credit facility	$242,376	$244,322
Revolving credit facility	60,000	100,000
Total debt	302,376	344,322
Less: Current portion	2,500	2,500
Total long-term debt	$299,876	$341,822

(a)	Partnership Term Loan Credit Facility
In connection with the Offering, we were assigned $250,000 of the aggregate principal balance of the Alon USA Energy term loan (the “Partnership Term Loan”). The Partnership Term Loan requires principal payments of $2,500 per annum paid in quarterly installments until maturity in November 2018.
The Partnership Term Loan bears interest at a rate equal to the sum of (i) the Eurodollar rate (with a floor of 1.25% per annum) plus (ii) a margin of 8.00% per annum for a per annum rate of 9.25%, based on current Eurodollar market rates at December 31, 2014.
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
At December 31, 2014 and 2013, the Partnership Term Loan had an outstanding balance (net of unamortized discount) of $242,376 and $244,322, respectively.

(b)	Revolving Credit Facility
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
The Revolving Credit Facility is secured by a first lien on our cash, accounts receivables, inventories and related assets and a second lien on our fixed assets and other specified property.
The Revolving Credit Facility contains maintenance financial covenants. At December 31, 2014, we were in compliance with these covenants.
We had borrowings of $60,000 and $100,000 and letters of credit outstanding of $23,511 and $109,772 under the Revolving Credit Facility at December 31, 2014 and 2013, respectively.

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

(c)	Maturity of Long-Term Debt
The aggregate scheduled maturities of long-term debt for each of the five years subsequent to December 31, 2014 are as follows:

2015	$2,500
2016	62,500
2017	2,500
2018	234,876
2019	—
Total	$302,376

(d)	Interest and Financing Expense
Interest and financing expense included the following:

	Year Ended December 31,
	2014	2013	2012
Interest expense on third party debt	$24,906	$25,815	$9,454
Letters of credit and finance charges	21,082	13,241	11,628
Amortization of debt issuance costs	2,057	1,990	2,105
Amortization of original issuance discount	554	511	61
Less: Capitalized interest	(1,893)	(1,083)	(1,013)
Total interest expense	$46,706	$40,474	$22,235

(13)	Income Taxes
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
We had 62,506,550 common public units outstanding as of December 31, 2014. Alon Energy owned 51,000,000 of our common units as of December 31, 2014 which constitutes 81.6% ownership interest in us.
Cash Distributions. We have adopted a policy pursuant to which we will distribute all of the available cash generated each quarter, as defined in the partnership agreement and subject to the approval of the board of directors of the General Partner. The per unit amount of available cash to be distributed each quarter, if any, will be distributed within 60 days following the end of such quarter.
During the year ended December 31, 2014, we paid cash distributions of $126,262, or $2.02 per unit. During the year ended December 31, 2013, we paid cash distributions of $172,506, or $2.76 per unit. As the initial public offering was completed in November 2012, no cash distributions were paid during the year ended December 31, 2012, however, our Predecessor made net cash payments to Alon Energy of $410,106.
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
During the year ended December 31, 2014, we granted awards totaling 4,083 restricted common units at an average grant date price of $18.38 per unit to non-employee directors of the General Partner. During the year ended December 31, 2013, we granted awards totaling 2,467 restricted common units at an average grant date price of $20.27 per unit to non-employee directors of the General Partner. The restricted common units granted to the non-employee directors vest over a period of three years, assuming continued service at vesting.

(15)	Commitments and Contingencies
(a) Leases
We have long-term lease commitments for land, office facilities and related equipment and various equipment and facilities used in the storage and transportation of refined products. In most cases we expect that in the normal course of business, our leases will be renewed or replaced by other leases. We have commitments under long-term operating leases for certain buildings, land, equipment, and pipelines expiring at various dates over the next nine years. Certain long-term operating leases relating to buildings, land and pipelines include options to renew for additional periods. At December 31, 2014, minimum lease payments on operating leases were as follows:

Year ending December 31,
2015	$17,430
2016	17,215
2017	17,067
2018	11,568
2019	5,806
2020 and thereafter	3,240
Total	$72,326
Total rental expense was $15,546, $11,396 and $11,735 for the years ended December 31, 2014, 2013 and 2012, respectively. Contingent rentals and subleases were not significant.

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

(b) Commitments
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
We have an arrangement with Centurion Pipeline L.P. (“Centurion”) through June 2021. This arrangement gives us transportation pipeline capacity to ship crude oil from Midland to the Big Spring refinery using Centurion’s approximately forty-mile long pipeline system from Midland to Roberts Junction and our three-mile pipeline from Roberts Junction to the Big Spring refinery which we lease to Centurion. Our minimum throughput commitment is 25,000 bpd.
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
We have an environmental agreement with HEP pursuant to which we agreed to indemnify HEP against costs and liabilities incurred by HEP to the extent resulting from the existence of environmental conditions at the pipelines or terminals or from violations of environmental laws with respect to the pipelines and terminals occurring prior to February 28, 2005. Our environmental indemnification obligations under the environmental agreement expired on March 1, 2015. However, with respect to any remediation required for environmental conditions existing prior to February 28, 2005, we have the option under the environmental agreement to perform such remediation ourself in lieu of indemnifying HEP for their costs of performing such remediation. Pursuant to this option, we continue to perform the ongoing remediation at the Abilene and Wichita Falls terminals. Any remediation required under the terms of the environmental agreement is limited to the standards under the applicable environmental laws as in effect at February 28, 2005.
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
We have accrued environmental remediation obligations of $7,157 ($1,671 current liability and $5,486 non-current liability) at December 31, 2014 and $6,947 ($1,307 current liability and $5,640 non-current liability) at December 31, 2013. Environmental liabilities with payments that are fixed or reliably determinable have been discounted to present value at a rate of 2.32%.

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

The table below summarizes our environmental liability accruals:

	As of December 31,
	2014	2013
Discounted environmental liabilities	$5,011	$5,815
Undiscounted environmental liabilities	2,146	1,132
Total accrued environmental liabilities	$7,157	$6,947
As of December 31, 2014, the estimated future payments of environmental obligations for which discounts have been applied are as follows:

Year ending December 31,
2015	$755
2016	542
2017	507
2018	387
2019	387
2020 and thereafter	3,245
Discounted environmental liabilities, gross	5,823
Less: Discount applied	812
Discounted environmental liabilities	$5,011

(16)	Related Party Transactions
Sales and Receivables
Sales to related parties include motor fuels and asphalt sold to other Alon Energy subsidiaries at prices substantially determined by reference to market commodity pricing information. These sales are included in net sales in the consolidated statements of operations. Accounts receivable from related parties includes sales of motor fuels and is shown separately on the consolidated balance sheets.
Costs Allocated from Alon Energy
The Partnership is a subsidiary of Alon Energy and is operated as a component of the integrated operations of Alon Energy. As such, the executive officers of Alon Energy, who are employed by another subsidiary of Alon Energy, also serve as executive officers of the General Partner and Alon Energy’s other subsidiaries.

(a)	Corporate Overhead Allocations
Alon Energy performs general corporate and administrative services and functions for us and their other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing, and internal audit services. Alon Energy allocates the expenses actually incurred in performing these services to the Partnership based primarily on the estimated amount of time the individuals performing such services devote to our business and affairs relative to the amount of time they devote to the business and affairs of Alon Energy’s other subsidiaries. The management of Alon Energy and the General Partner consider these allocations to be reasonable. We record the amount of such allocations as selling, general and administrative expenses within our consolidated statements of operations. Our allocation for selling, general and administrative expenses was $11,229, $11,731 and $10,952 for the years ended December 31, 2014, 2013 and 2012, respectively.

(b)	Labor Costs
As we are operated as a component of Alon Energy’s integrated operations, we have no employees. As a result, employee expense costs for Alon Energy employees working in our operations have been allocated to us and recorded as payroll expense in direct operating expenses. The allocated portion of Alon Energy’s employee expense costs included in direct operating expenses was $26,473, $24,401 and $23,064 for the years ended December 31, 2014, 2013 and 2012, respectively.

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

(c)	Insurance Costs
Insurance costs related to the Big Spring refinery and wholesale marketing operations are allocated to us by Alon Energy based on estimated insurance premiums on a stand-alone basis relative to Alon Energy’s total insurance premium. Our allocation for insurance costs included in direct operating expenses was $7,270, $10,494 and $9,992 for the years ended December 31, 2014, 2013 and 2012, respectively.
Subordinated Debt
Our Predecessor had subordinated debt notes with Alon Energy and certain of its subsidiaries. These notes were to mature in January 2018. The notes had no prepayment penalty or any covenant requirements. The interest rates charged on these notes ranged from 6% to 10%. Interest expense pertaining to the subordinated notes is disclosed separately on the consolidated statements of operations. In conjunction with the Offering in 2012, we repaid $171,120 of the subordinated debt notes and Alon Energy contributed to us the remaining outstanding subordinated debt note balance of $178,163, leaving no remaining subordinated debt balance.
Distributions
During the year ended December 31, 2014, we paid cash distributions of $126,262, or $2.02 per unit. The total cash distribution paid to Alon Energy was $103,020. During the year ended December 31, 2013, we paid cash distributions of $172,506, or $2.76 per unit. The total cash distribution paid to Alon Energy was $140,760. As the initial public offering was completed in November 2012, no cash distributions were paid during the year ended December 31, 2012, however, our Predecessor made net cash payments to Alon Energy of $410,106.
Agreements with Alon Energy
As of December 31, 2014, we have the following agreements with Alon Energy:

(a)	Omnibus Agreement
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
Under the terms of the Tax Sharing Agreement by and among the Partnership and Alon Energy, we must reimburse Alon Energy for our share of state and local income and other taxes borne by Alon Energy due to our results being included in a combined or consolidated tax return filed by Alon Energy.

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

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

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
We also entered into a 20-year Asphalt Supply Agreement with Alon Asphalt Company (“Alon Asphalt”), a subsidiary of Alon Energy, under which Alon Asphalt purchases all of the asphalt that we produce. The volume of asphalt sold pursuant to the Asphalt Supply Agreement is based upon actual production, but we are required to provide good faith non-binding forecasts of our monthly production estimates for each contract year.
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

(f)	Leasing Agreements
In June 2014, we entered into six-year lease agreements with a subsidiary of Alon Energy to lease equipment at the Big Spring refinery. The lease agreements were effective July 1, 2014 and require fixed monthly payments amounting to $4,920 annually. Rent payments were $2,460 for the year ended December 31, 2014.
These agreements were reviewed and approved by the Conflicts Committee of the General Partner.

(17)	Quarterly Information (unaudited)
Selected financial data by quarter is set forth in the table below:

	Quarters
	First	Second	Third	Fourth
2014
Net sales	$856,460	$725,852	$838,882	$800,179
Operating income	54,038	19,010	89,623	55,308
Net income	42,241	7,802	76,993	42,099
Earnings per unit	$0.68	$0.12	$1.23	$0.67

2013
Net sales	$804,167	$865,694	$881,902	$878,524
Operating income (loss)	103,813	54,750	(3,932)	24,046
Net income (loss)	93,525	45,321	(16,120)	13,496
Earnings (loss) per unit	$1.50	$0.73	$(0.26)	$0.22

(18)	Subsequent Events
Partnership Distribution
On February 5, 2015 the Board of the General Partner approved a cash distribution to our common unitholders of $0.70 per common unit. The cash distribution was paid on March 2, 2015 to unitholders of record at the close of business on February 17, 2015.

ALON USA PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(dollars in thousands)

Amended Supply and Offtake Agreement
In February 2015, we amended the Supply and Offtake Agreement with J. Aron and extended the initial terms through May 2021. J. Aron may elect to terminate the Supply and Offtake Agreement prior to the expiration of the initial term beginning in May 2018 and upon each anniversary thereof, on six months prior notice. We may elect to terminate in May 2020 on six months prior notice.

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
100
The following financial information from Alon USA Partners, LP's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Partners' Equity, (iv) Statements of Cash Flows and (v) Notes to Financial Statements.

______________________
* Identifies management contracts and compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alon USA Partners, LP
		By:	Alon USA Partners GP, LLC
its general partner

Date:	March 13, 2015	By:	/s/ Paul Eisman
Paul Eisman
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 13, 2015	By:	/s/ David Wiessman
David Wiessman
Executive Chairman of the Board

Date:	March 13, 2015	By:	/s/ Jeff D. Morris
Jeff D. Morris
Vice Chairman of the Board

Date:	March 13, 2015	By:	/s/ Paul Eisman
Paul Eisman
President, Chief Executive Officer and Director

Date:	March 13, 2015	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Date:	March 13, 2015	By:	/s/ Snir Wiessman
Snir Wiessman
Director

Date:	March 13, 2015	By:
Eitan Raff
Director

Date:	March 13, 2015	By:	/s/ Mordehay Ventura
Mordehay Ventura
Director

Date:	March 13, 2015	By:
Boaz Biran
Director

Date:	March 13, 2015	By:	/s/ Sheldon Stein
Sheldon Stein
Director

Date:	March 13, 2015	By:
Shraga F. Biran
Director

Date:	March 13, 2015	By:	/s/ Ella Ruth Gera
Ella Ruth Gera
Director

Date:	March 13, 2015	By:	/s/ Amit Ben Itzhak
Amit Ben Itzhak
Director