Form 10-Q
period 2015-03-31
Alon USA Partners, LP
filed 2015-05-08
CIK 1556766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the Registrant’s common limited partner units outstanding as of May 1, 2015, was 62,506,550.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,387	$106,325
Accounts and other receivables, net	88,704	68,545
Accounts and other receivables, net - related parties	10,470	9,466
Inventories	35,299	45,162
Prepaid expenses and other current assets	7,351	9,163
Total current assets	252,211	238,661
Property, plant and equipment, net	440,764	445,706
Other assets, net	83,677	85,879
Total assets	$776,652	$770,246
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$220,792	$186,156
Accrued liabilities	40,302	54,566
Current portion of long-term debt	2,500	2,500
Total current liabilities	263,594	243,222
Other non-current liabilities	42,559	38,746
Long-term debt	289,396	299,876
Total liabilities	595,549	581,844
Commitments and contingencies (Note 11)
Partners’ equity:
General Partner	—	—
Common unitholders - 62,506,550 units issued and outstanding at March 31, 2015 and December 31, 2014	181,103	188,402
Total partners’ equity	181,103	188,402
Total liabilities and partners’ equity	$776,652	$770,246

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per unit data)

	For the Three Months Ended
	March 31,
	2015	2014
Net sales (1)	$542,442	$856,460
Operating costs and expenses:
Cost of sales	450,595	759,046
Direct operating expenses	23,416	28,941
Selling, general and administrative expenses	5,903	4,368
Depreciation and amortization	13,993	10,067
Total operating costs and expenses	493,907	802,422
Operating income	48,535	54,038
Interest expense	(11,693)	(11,324)
Other income (loss), net	(41)	12
Income before state income tax expense	36,801	42,726
State income tax expense	350	485
Net income	$36,451	$42,241
Earnings per unit	$0.58	$0.68
Weighted average common units outstanding (in thousands)	62,507	62,502
Cash distribution per unit	$0.70	$0.18
___________

(1)	Includes sales to related parties of $82,889 and $139,013 for the three months ended March 31, 2015 and 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$36,451	$42,241
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,993	10,067
Unit-based compensation	5	—
Amortization of debt issuance costs	527	506
Amortization of original issuance discount	145	135
Changes in operating assets and liabilities:
Accounts and other receivables, net	(20,159)	(12,598)
Accounts and other receivables, net - related parties	(1,004)	(1,155)
Inventories	9,863	(1,490)
Prepaid expenses and other current assets	1,812	(2,117)
Other assets, net	(2,910)	(239)
Accounts payable	(524)	11,364
Accrued liabilities	(14,925)	(9,684)
Other non-current liabilities	3,813	8,237
Net cash provided by operating activities	27,087	45,267
Cash flows from investing activities:
Capital expenditures	(2,321)	(4,162)
Capital expenditures for turnarounds and catalysts	(1,484)	(14,465)
Net cash used in investing activities	(3,805)	(18,627)
Cash flows from financing activities:
Distributions paid to unitholders	(8,055)	(2,070)
Distributions paid to unitholders - Alon Energy	(35,700)	(9,180)
Inventory agreement transactions	35,160	—
Revolving credit facility, net	(10,000)	—
Payments on long-term debt	(625)	(625)
Net cash used in financing activities	(19,220)	(11,875)
Net increase in cash and cash equivalents	4,062	14,765
Cash and cash equivalents, beginning of period	106,325	153,583
Cash and cash equivalents, end of period	$110,387	$168,348
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$11,539	$12,097
Cash paid for income tax	$350	$485
Supplemental disclosure of non-cash activity:
Capital expenditures included in accounts payable and accrued liabilities	$661	$—

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
We are a Delaware limited partnership formed in August 2012 by Alon Energy and its wholly-owned subsidiary Alon USA Partners GP, LLC (the “General Partner”). In November 2012, we completed our initial public offering of 11,500,000 common units representing limited partner interests. Our General Partner is owned 100% by Alon Energy and holds all of the non-economic general partner interests in the Partnership.
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
In the opinion of the General Partner’s management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances may have been aggregated or disaggregated in order to conform to the current year presentation. Our results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results that may be realized for the year ending December 31, 2015.
Our consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that provides accounting guidance for all revenue arising from contracts to provide goods or services to customers. This standard is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The requirements of the new standard (unless amended) are effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. The standard allows for either full retrospective adoption or modified retrospective adoption. We are evaluating the guidance to determine the method of adoption and the impact of this standard on our consolidated financial statements.
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
In April 2015, the FASB issued an accounting standards update simplifying the presentation of debt issuance costs. The updated standard requires that all cost incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The requirements from the updated standard are effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We are evaluating the effect that adopting the updated guidance will have on our consolidated financial statements and related disclosures.

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
The carrying amounts of our cash and cash equivalents, receivables, payables and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The reported amounts of long-term debt approximate fair value. Derivative instruments are carried at fair value, which are based on quoted market prices. Derivative instruments are our only assets and liabilities measured at fair value on a recurring basis.
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at March 31, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Total
As of March 31, 2015
Assets:
Commodity contracts (futures and forwards)	$226	$—	$—	$226
Fair value hedge	—	13,146	—	13,146

As of December 31, 2014
Assets:
Commodity contracts (futures and forwards)	$1,406	$—	$—	$1,406
Fair value hedge	—	10,223	—	10,223

(3)	Derivative Financial Instruments
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
We have certain commodity contracts associated with the Supply and Offtake Agreement discussed in Note 5 that have been accounted for as a fair value hedge, which had purchase volumes of 333 thousand barrels of crude oil as of March 31, 2015.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following tables present the effect of derivative instruments on the consolidated balance sheets:

	As of March 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$497	Accrued liabilities	$271
Total derivatives not designated as hedging instruments		497		271

Derivatives designated as hedging instruments:
Fair value hedge	Other assets	$13,146		$—
Total derivatives designated as hedging instruments		13,146		—
Total derivatives		$13,643		$271

	As of December 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$2,629	Accrued liabilities	$1,223
Total derivatives not designated as hedging instruments		2,629		1,223

Derivatives designated as hedging instruments:
Fair value hedge	Other assets	$10,223		$—
Total derivatives designated as hedging instruments		10,223		—
Total derivatives		$12,852		$1,223
The following tables present the effect of derivative instruments on the consolidated statements of operations:
Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		For the Three Months Ended
		March 31,
	Location	2015	2014
Fair value hedge (1)	Interest expense	$2,923	$(823)
Total derivatives		$2,923	$(823)
___________

(1)	Changes in the fair value hedge are substantially offset by changes in the hedged item.
Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended
		March 31,
	Location	2015	2014
Commodity contracts (futures and forwards)	Cost of sales	$474	$623
Total derivatives		$474	$623

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Offsetting Assets and Liabilities
Our derivative instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives, and we offset the fair value amounts recorded for derivative instruments to the extent possible under these agreements on our consolidated balance sheets.
The following table presents offsetting information regarding our derivatives by type of transaction as of March 31, 2015 and December 31, 2014:

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of March 31, 2015
Derivative Assets:
Commodity contracts (futures and forwards)	$551	$(54)	$497	$(271)	$—	$226
Fair value hedge	13,146	—	13,146	—	—	13,146
Derivative Liabilities:
Commodity contracts (futures and forwards)	$325	$(54)	$271	$(271)	$—	$—

As of December 31, 2014
Derivative Assets:
Commodity contracts (futures and forwards)	$3,309	$(680)	$2,629	$(1,223)	$—	$1,406
Fair value hedge	10,223	—	10,223	—	—	10,223
Derivative Liabilities:
Commodity contracts (futures and forwards)	$1,903	$(680)	$1,223	$(1,223)	$—	$—
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
The cost of meeting our obligations under these compliance programs was $4,538 and $2,926 for the three months ended March 31, 2015 and 2014, respectively. These amounts are reflected in cost of sales in the consolidated statements of operations.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(4)	Inventories
Carrying value of inventories consisted of the following:

	March 31, 2015	December 31, 2014
Crude oil, refined products and blendstocks	$20,459	$30,239
Crude oil consignment inventory (Note 5)	4,995	5,278
Materials and supplies	9,845	9,645
Total inventories	$35,299	$45,162
The market value of refined products and blendstock inventories was less than inventories on a last-in, first-out (“LIFO”) cost basis which resulted in recording a lower of cost or market reserve of $2,660 and $4,650 at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, crude oil inventories on a LIFO cost basis, net of the fair value hedged item, were lower than the market value of crude oil inventories by $9,560. At December 31, 2014, the carrying value of crude oil inventories was equal to market value.

(5)	Inventory Financing Agreement
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
At March 31, 2015 and December 31, 2014, we had net current receivables of $4,707 and net current payables of $10,544, respectively, to J. Aron for sales and purchases. At March 31, 2015 and December 31, 2014, we had a consignment inventory receivable representing a deposit paid to J. Aron of $6,290 and $6,290, respectively, and non-current liabilities for the original financing of $18,370 and $17,497, respectively, net of the related fair value hedge.
Additionally, we had current payables of $271 and $1,010 at March 31, 2015 and December 31, 2014, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

(6)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	March 31, 2015	December 31, 2014
Refining facilities	$688,944	$685,036
Accumulated depreciation	(248,180)	(239,330)
Property, plant and equipment, net	$440,764	$445,706

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(7)	Additional Financial Information
The following tables provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	March 31, 2015	December 31, 2014
Deferred turnaround and catalyst cost	$50,331	$54,310
Deferred debt issuance costs	5,198	5,725
Receivable from supply and offtake agreement (Note 5)	6,290	6,290
Fair value hedge (Note 5)	13,146	10,223
Other	8,712	9,331
Total other assets	$83,677	$85,879

(b)	Accrued Liabilities and Other Non-Current Liabilities

	March 31, 2015	December 31, 2014
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$28,201	$41,357
Accrued finance charges	570	427
Environmental accrual (Note 11)	1,671	1,671
Commodity contracts	271	1,223
Other	9,589	9,888
Total accrued liabilities	$40,302	$54,566

Other Non-Current Liabilities:
Consignment inventory obligation (Note 5)	$31,516	$27,720
Environmental accrual (Note 11)	5,486	5,486
Asset retirement obligations	2,101	2,084
Other	3,456	3,456
Total other non-current liabilities	$42,559	$38,746

(8)	Indebtedness
Debt consisted of the following:

	March 31, 2015	December 31, 2014
Term loan credit facility	$241,896	$242,376
Revolving credit facility	50,000	60,000
Total debt	291,896	302,376
Less: Current portion	2,500	2,500
Total long-term debt	$289,396	$299,876
Outstanding letters of credit under the revolving credit facility were $36,863 and $23,511 at March 31, 2015 and December 31, 2014, respectively.
Our revolving credit facility contains maintenance financial covenants. At March 31, 2015, we were in compliance with these covenants.
In May 2015, the revolving credit facility was amended to, among other matters, extend the expiration date to May 2019.

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
During the three months ended March 31, 2015, we paid cash distributions of $43,755, or $0.70 per unit. During the three months ended March 31, 2014, we paid cash distributions of $11,250, or $0.18 per unit.

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
Alon Energy performs general corporate and administrative services and functions for us and their other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing and internal audit services. Alon Energy allocates the expenses actually incurred in performing these services to the Partnership based primarily on the estimated amount of time the individuals performing such services devote to our business and affairs relative to the amount of time they devote to the business and affairs of Alon Energy’s other subsidiaries. The management of Alon Energy and the General Partner consider these allocations to be reasonable. We record the amount of such allocations as selling, general and administrative expenses. Our allocation for selling, general and administrative expenses was $2,625 and $2,743 for the three months ended March 31, 2015 and 2014, respectively.

(b)	Labor Costs
As we are operated as a component of Alon Energy’s integrated operations, we have no employees. As a result, employee expense costs for Alon Energy employees working in our operations have been allocated to us and recorded as payroll expense in direct operating expenses. The allocated portion of Alon Energy’s employee expense costs included in direct operating expenses was $6,332 and $6,615 for the three months ended March 31, 2015 and 2014, respectively.

(c)	Insurance Costs
Insurance costs related to the Big Spring refinery and wholesale marketing operations are allocated to us by Alon Energy based on estimated insurance premiums on a stand-alone basis relative to Alon Energy’s total insurance premium. Our allocation for insurance costs included in direct operating expenses was $1,544 and $1,818 for the three months ended March 31, 2015 and 2014, respectively.
Leasing Agreements
In June 2014, we entered into six-year lease agreements with a subsidiary of Alon Energy to lease equipment at the Big Spring refinery. The lease agreements were effective July 1, 2014 and require fixed monthly payments amounting to $4,920 annually. For the three months ended March 31, 2015, we recorded expense of $1,230 related to these agreements.
Distributions
During the three months ended March 31, 2015, we paid cash distributions of $43,755, or $0.70 per unit. The total cash distribution paid to Alon Energy was $35,700. During the three months ended March 31, 2014, we paid cash distributions of $11,250, or $0.18 per unit. The total cash distribution paid to Alon Energy was $9,180.

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
Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Substantially all amounts accrued are expected to be paid out over the next 15 years. The level of future expenditures for environmental remediation obligations cannot be determined with any degree of reliability.
We have accrued environmental remediation obligations of $7,157 ($1,671 current liability and $5,486 non-current liability) at March 31, 2015 and December 31, 2014.

(12)	Subsequent Event
Revolving Credit Facility
In May 2015, the revolving credit facility was amended to, among other matters, extend the expiration date to May 2019.
Distribution Declared
On May 4, 2015, the board of directors of the General Partner declared a cash distribution to our common unitholders of approximately $44,380, or $0.71 per common unit. The cash distribution will be paid on May 26, 2015 to unitholders of record at the close of business on May 18, 2015.

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
The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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

•	changes in fuel and utility costs incurred by our refinery;

•	disruptions due to equipment interruption, pipeline disruptions or failures at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects and cost of compliance with the renewable fuel standards program, including the availability, cost and price volatility of renewable identification numbers;

•	the effects and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	the effects of seasonality on demand for our products;

•	the level of competition from other petroleum refiners;

•	the easing of logistical and infrastructure constraints at Cushing;

•	operating hazards, accidents, fires, severe weather, floods and other natural disasters, casualty losses and other matters beyond our control, which could result in unscheduled downtime;

•	the effect of any national or international financial crisis on our business and financial condition; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 under the caption “Risk Factors.”
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
First Quarter Operational and Financial Highlights
Operating income for the first quarter of 2015 was $48.5 million, compared to $54.0 million for the same period last year. Our operational and financial highlights for the first quarter of 2015 include the following:

•	Big Spring refinery average throughput for the first quarter of 2015 was 72,360 bpd compared to 73,296 bpd for the first quarter of 2014.

•
Operating margin at the Big Spring refinery was $13.80 per barrel for the first quarter of 2015 compared to $14.77 per barrel for the same period in 2014. This decrease in operating margin was primarily due to a narrowing of both the WTI Cushing to WTS spread and the WTI Cushing to WTI Midland spread, partially offset by a higher Gulf Coast 3/2/1 crack spread.

•
The average WTI Cushing to WTS spread for the first quarter of 2015 was $1.76 per barrel compared to $3.67 per barrel for the same period in 2014. The average WTI Cushing to WTI Midland spread for the first quarter of 2015 was $1.95 per barrel compared to $3.54 per barrel for the same period in 2014.

•	The average Gulf Coast 3/2/1 crack spread was $17.74 per barrel for the first quarter of 2015 compared to $16.81 per barrel for the first quarter of 2014.

•	During the first quarter of 2015, we generated cash available for distribution of $0.71 per unit, compared to $0.69 per unit during the first quarter of 2014.

•	During the quarter, a new four-year labor agreement was reached with the employees of the Big Spring refinery that were covered by a collective bargaining agreement.
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
In order to measure our operating performance, we compare our per barrel refinery operating margin to certain industry benchmarks. We calculate this margin for the Big Spring refinery by dividing the refinery’s gross margin by its throughput volumes. Gross margin is the difference between net sales and cost of sales, exclusive (exclusive of certain inventory adjustments).
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
Our Big Spring refinery is capable of processing substantial volumes of sour crude oil, which has historically cost less than intermediate and sweet crude oils. We measure the cost advantage of refining sour crude oil by calculating the difference between the price of WTI Cushing crude oil and the price of WTS, a medium, sour crude oil. We refer to this differential as the WTI Cushing/WTS, or sweet/sour, spread. A widening of the sweet/sour spread can favorably influence the operating margin for our Big Spring refinery. The Big Spring refinery’s crude oil input is primarily comprised of WTS and WTI Midland priced crudes.
In addition, we have been able to capitalize on the oversupply of West Texas crudes in Midland, the largest origination terminal for West Texas crude oil, resulting from increased production and infrastructure constraints in the Permian Basin. Although West Texas crudes are typically transported to Cushing and to the Gulf Coast for sale, current logistical and infrastructure constraints are limiting the ability of Permian Basin producers to transport their production to Cushing and to the Gulf Coast. The resulting oversupply of West Texas crudes at Midland has depressed Midland crude prices and enabled us to obtain an increased portion of our crude supply at discounted prices to Cushing. Moreover, by sourcing West Texas crudes at Midland, we are able to eliminate the cost of transporting crude to and from Cushing. The WTI Cushing less WTI Midland spread represents the differential between the average per barrel price of WTI Cushing crude oil and the average per barrel price of WTI Midland crude oil. A widening of the WTI Cushing less WTI Midland spread will favorably influence the operating margin for our Big Spring refinery. Alternatively, an easing of the current logistical and infrastructure constraints through new pipeline construction or expansion could reduce this differential, which will have an adverse effect on our margins.
Global product prices are influenced by the price of Brent crude which is a global benchmark crude. Global product prices influence product prices in the U.S. As a result, the Big Spring refinery is influenced by the spread between Brent crude and WTI Cushing. The Brent less WTI Cushing spread represents the differential between the average per barrel price of Brent crude oil and the average per barrel price of WTI Cushing crude oil. A widening of the spread between Brent and WTI Cushing will favorably influence the operating margins for our Big Spring refinery.
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
Selling, general and administrative expenses. Selling, general and administrative expenses, or SG&A, primarily include corporate overhead costs and wholesale marketing expenses. These costs also include actual costs incurred by Alon Energy and allocated to us.
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

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for the three months ended March 31, 2015 and 2014. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2014 is unaudited.

	For the Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands, except per unit data, per barrel data and pricing statistics)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$542,442	$856,460
Operating costs and expenses:
Cost of sales	450,595	759,046
Direct operating expenses	23,416	28,941
Selling, general and administrative expenses	5,903	4,368
Depreciation and amortization	13,993	10,067
Total operating costs and expenses	493,907	802,422
Operating income	48,535	54,038
Interest expense	(11,693)	(11,324)
Other income (loss), net	(41)	12
Income before state income tax expense	36,801	42,726
State income tax expense	350	485
Net income	$36,451	$42,241
Earnings per unit	$0.58	$0.68
Weighted average common units outstanding (in thousands)	62,507	62,502
Cash distribution per unit	$0.70	$0.18
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$27,087	$45,267
Investing activities	(3,805)	(18,627)
Financing activities	(19,220)	(11,875)
OTHER DATA:
Adjusted EBITDA (2)	$62,487	$64,117
Capital expenditures	2,321	4,162
Capital expenditures for turnarounds and catalysts	1,484	14,465
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (3)	$13.80	$14.77
Refinery direct operating expense (4)	3.60	4.39
PRICING STATISTICS:
Crack spreads (per barrel):
Gulf Coast 3/2/1	$17.74	$16.81
WTI Cushing crude oil (per barrel)	$48.48	$98.65
Crude oil differentials (per barrel):
WTI Cushing less WTI Midland	$1.95	$3.54
WTI Cushing less WTS	1.76	3.67
Brent less WTI Cushing	5.44	10.46
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$1.52	$2.66
Gulf Coast ultra-low sulfur diesel	1.69	2.93
Natural gas (per MMBtu)	2.81	4.72

	March 31, 2015	December 31, 2014
BALANCE SHEET DATA (end of period):	(dollars in thousands)
Cash and cash equivalents	$110,387	$106,325
Working capital (deficit)	(11,383)	(4,561)
Total assets	776,652	770,246
Total debt	291,896	302,376
Total debt less cash and cash equivalents	181,509	196,051
Total partners’ equity	181,103	188,402

THROUGHPUT AND PRODUCTION DATA:	For the Three Months Ended
	March 31,
	2015		2014
	bpd	%	bpd	%
Refinery throughput:
WTS crude	44,865	62.0	35,345	48.2
WTI crude	24,137	33.4	35,982	49.1
Blendstocks	3,358	4.6	1,969	2.7
Total refinery throughput (5)	72,360	100.0	73,296	100.0
Refinery production:
Gasoline	36,192	49.7	36,290	49.6
Diesel/jet	26,086	35.9	24,674	33.6
Asphalt	3,278	4.5	3,406	4.6
Petrochemicals	4,810	6.6	4,412	6.0
Other	2,394	3.3	4,557	6.2
Total refinery production (6)	72,760	100.0	73,339	100.0
Refinery utilization (7)		94.5%		101.9%

(1)	Includes sales to related parties of $82,889 and $139,013 for the three months ended March 31, 2015 and 2014, respectively.

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

The following table reconciles net income to Adjusted EBITDA for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands)
Net income	$36,451	$42,241
State income tax expense	350	485
Interest expense	11,693	11,324
Depreciation and amortization	13,993	10,067
Adjusted EBITDA	$62,487	$64,117

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

The refinery operating margin for three months ended March 31, 2015 excludes gains related to inventory adjustments of $1,990.

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

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Net Sales. Net sales for the three months ended March 31, 2015 were $542.4 million, compared to $856.5 million for the three months ended March 31, 2014, a decrease of $314.1 million. This decrease was primarily due to lower refined product prices and lower refinery throughput. The average per gallon price of Gulf Coast gasoline for the three months ended March 31, 2015 decreased $1.14, or 42.9%, to $1.52, compared to $2.66 for the three months ended March 31, 2014. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended March 31, 2015 decreased $1.24, or 42.3%, to $1.69, compared to $2.93 for the three months ended March 31, 2014. Refinery average throughput for the three months ended March 31, 2015 was 72,360 bpd compared to 73,296 bpd for the three months ended March 31, 2014, a decrease of 1.3%.
Cost of Sales. Cost of sales for the three months ended March 31, 2015 were $450.6 million, compared to $759.0 million for the three months ended March 31, 2014, a decrease of $308.4 million. This decrease was primarily due to a decrease in crude oil prices and lower refinery throughput. The average price of WTI Cushing decreased 50.9% to $48.48 per barrel for the three months ended March 31, 2015 from $98.65 per barrel for the three months ended March 31, 2014.
Direct Operating Expenses. Direct operating expenses for the three months ended March 31, 2015 were $23.4 million, compared to $28.9 million for the three months ended March 31, 2014, a decrease of $5.5 million, or 19.0%. This decrease was primarily due to lower utility and insurance costs for the three months ended March 31, 2015.
Selling, General and Administrative Expenses. SG&A expenses for the three months ended March 31, 2015 were $5.9 million, compared to $4.4 million for the three months ended March 31, 2014, an increase of $1.5 million. This increase was primarily due to higher allocated costs for the three months ended March 31, 2015.
Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2015 was $14.0 million, compared to $10.1 million for the three months ended March 31, 2014, an increase of $3.9 million. This increase was primarily due to increased amortization of turnaround and catalyst replacement costs during the three months ended March 31, 2015 resulting from the completion of the planned turnaround during the second quarter of 2014.
Operating Income. Operating income for the three months ended March 31, 2015 was $48.5 million, compared to $54.0 million for the three months ended March 31, 2014, a decrease of $5.5 million. This decrease was primarily due to lower refinery operating margin and lower refinery throughput. Refinery operating margin was $13.80 per barrel for the three months ended March 31, 2015, compared to $14.77 per barrel for the three months ended March 31, 2014. This decrease in operating margin was primarily due to a narrowing of both the WTI Cushing to WTS spread and the WTI Cushing to WTI Midland spread, partially offset by a higher Gulf Coast 3/2/1 crack spread. The WTI Cushing to WTS spread narrowed 52.0%, to $1.76 per barrel for the three months ended March 31, 2015, compared to $3.67 per barrel for the three months ended March 31, 2014. The WTI Cushing to WTI Midland spread narrowed 44.9% to $1.95 per barrel for the three months ended March 31, 2015, compared to $3.54 per barrel for the three months ended March 31, 2014. The average Gulf Coast 3/2/1 crack spread increased 5.5% to $17.74 per barrel for the three months ended March 31, 2015, compared to $16.81 per barrel for the three months ended March 31, 2014.
Interest Expense. Interest expense was $11.7 million for the three months ended March 31, 2015, compared to $11.3 million for the three months ended March 31, 2014, an increase of $0.4 million.
Net Income. Net income for the three months ended March 31, 2015 was $36.5 million, compared to $42.2 million for the three months ended March 31, 2014, a decrease of $5.7 million. This decrease was attributable to the factors discussed above.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash generated from our operating activities, borrowings under our revolving credit facility, inventory supply and offtake arrangement and other credit lines. Additionally, we have the ability to utilize a $60.0 million letter of credit facility through Alon Energy for our crude and product purchases, which currently expires in November 2015.
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
Cash Flows
The following table sets forth our consolidated cash flows for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$27,087	$45,267
Investing activities	(3,805)	(18,627)
Financing activities	(19,220)	(11,875)
Net increase in cash and cash equivalents	$4,062	$14,765
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $27.1 million during the three months ended March 31, 2015 compared to $45.3 million during the three months ended March 31, 2014. The decrease in net cash provided by operating activities of $18.2 million was primarily due to reduced net income after adjusting for non-cash items of $1.8 million, increased cash used for accounts payable and accrued liabilities of $17.1 million, lower cash collected on accounts receivable of $7.4 million, reduced cash used on other non-current liabilities of $4.4 million and increased cash used for other assets of $2.7 million, partially offset by increased cash provided by inventories of $11.4 million and reduced cash used for prepaid expenses and other current assets of $3.9 million.
Cash Flows Used In Investing Activities
Net cash used in investing activities was $3.8 million during the three months ended March 31, 2015 compared to $18.6 million during the three months ended March 31, 2014. The decrease in net cash used in investing activities of $14.8 million was primarily due to the first quarter 2014 capital expenditures and capital expenditures for turnarounds and catalysts associated with the planned turnaround completed during the second quarter of 2014.
Cash Flows Used In Financing Activities
Net cash used in financing activities was $19.2 million during the three months ended March 31, 2015 compared to $11.9 million during the three months ended March 31, 2014. The increase in net cash used in financing activities of $7.3 million was primarily due to higher distributions to unitholders of $32.5 million and higher payments on our revolving credit facility of $10.0 million, partially offset by increased proceeds from inventory financing arrangements of $35.2 million.
Indebtedness
Revolving Credit Facility. We have a $240.0 million revolving credit facility that can be used both for borrowings and the issuance of letters of credit. We had borrowings of $50.0 million and $60.0 million and letters of credit outstanding of $36.9 million and $23.5 million under this facility at March 31, 2015 and December 31, 2014, respectively.
In May 2015, the revolving credit facility was amended to, among other matters, extend the expiration date to May 2019.
Capital Spending
Each year the board of directors of our General Partner approves capital projects, including sustaining maintenance, regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, our management assesses opportunities for growth and profit improvement projects on an ongoing basis and any related projects require further approval from the board of directors of our General Partner. Our total capital expenditure plan for 2015 is $37.0 million, which includes expenditures for catalysts and turnarounds and approximately $10.4 million of special regulatory projects. Approximately $3.8 million has been spent during the three months ended March 31, 2015.
Contractual Obligations and Commercial Commitments
There have been no material changes outside the ordinary course of business from our contractual obligations and commercial commitments detailed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Our critical accounting policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements are the use of the LIFO method for valuing certain inventories and the deferral and subsequent amortization of costs associated with major turnarounds and catalysts replacements. No significant changes to these accounting policies have occurred subsequent to December 31, 2014.
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
We maintain inventories of crude oil, refined products and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At March 31, 2015, the market value of refined products and blendstock inventories was less than inventories on a LIFO cost basis which resulted in recording a lower of cost or market reserve of $2.7 million. At March 31, 2015, the crude oil inventories on a LIFO cost basis, net of the fair value hedged item, were lower than the market value of crude oil inventories by $9.6 million.
As of March 31, 2015, we held 0.4 million barrels of crude oil and 0.3 million barrels of refined product and blendstock inventories valued under the LIFO valuation method. If the market value of crude oil would have been $1.00 per barrel lower, the amount by which market value exceeded LIFO costs, net of the fair value hedged item, would have been lower by $0.4 million. If the market value of refined products and blendstock inventories would have been $1.00 per barrel lower, our lower of cost or market reserve would have increased by $0.3 million.
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
The following table provides information about our commodity derivative contracts as of March 31, 2015:

Description	Contract Volume	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	(barrels)	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Crude)	32,798	$45.38	$—	$1,488	$1,527	$39
Forwards-long (Gasoline)	90,928	75.42	—	6,857	6,644	(213)
Forwards-short (Distillate)	(39,837)	—	74.76	(2,978)	(2,975)	3
Forwards-long (Jet)	10,565	70.93	—	749	725	(24)
Forwards-long (Slurry)	66	44.81	—	3	3	—
Forwards-long (Catfeed)	13,149	70.22	—	923	902	(21)
Forwards-short (Slop)	(14,962)	—	37.86	(566)	(589)	(23)
Forwards-short (Propane)	(10,000)	—	21.66	(217)	(205)	12
Forwards-long (Butane)	41,008	27.57	—	1,131	1,087	(44)
Futures-short (Crude)	(13,000)	—	63.59	(827)	(619)	208
Futures-short (Gasoline)	(93,000)	—	76.17	(7,083)	(6,914)	169
Futures-short (Distillate)	(7,000)	—	88.83	(622)	(502)	120

Interest Rate Risk
As of March 31, 2015, our outstanding debt balance of $294.4 million, excluding discounts, was subject to floating interest rates, of which $244.4 million was charged interest at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00% and $50.0 million was charged interest at the Eurodollar rate plus 3.5%, subject to a minimum interest rate of 4.0%.
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

PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION
On May 6, 2015, Alon USA, LP (“Alon USA LP”) entered into a Second Amendment to Second Amended Revolving Credit Agreement and Partial Release (the “Second Amended Alon USA LP Credit Facility”), by and among Alon USA LP, the financial institutions from time to time a party thereto (the “Lenders”), Israel Discount Bank of New York as administrative agent, co-arranger and collateral agent, and Bank Leumi USA, as co-arranger for the Lenders. The Second Amended Alon USA LP Credit Facility amended that certain Amended Revolving Credit Agreement, dated May 23, 2013 (the “Alon USA LP Credit Facility”) to amend, among other matters, certain provisions so that if the proposed acquisition of Alon Israel Oil Company Ltd.’s shares in Alon USA Energy, Inc. by Delek US Holdings, Inc. closes, such event would not be treated as a change of control.
The Second Amended Alon USA LP Credit Facility has a $240.0 million capacity and will mature in May 2019. The Second Amended Alon USA LP Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility amount or the borrowing base amount under the facility.
Borrowings under the Second Amended Alon USA LP Credit Facility bear interest at the Eurodollar rate plus 3.00% per annum.
The Second Amended Alon USA LP Credit Facility is secured by (i) a first lien on our cash, accounts receivables, inventories and related assets and (ii) a second lien on fixed assets and other specified property.
The Second Amended Alon USA LP Credit Facility contains certain restrictive covenants including maintenance financial covenants.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
10.1†
Second Amended and Restated Supply and Offtake Agreement dated as of February 1, 2015 between J. Aron & Company and Alon USA, LP (incorporated by reference to Exhibit 10.1 to Alon USA Energy, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2015, File No. 001-32567).

10.2
Second Amendment to Second Amended Revolving Credit Agreement, dated as of May 6, 2015, by and among Alon USA, LP, Israel Discount Bank of New York, Bank Leumi USA and certain other guarantor companies and financial institutions from time to time named therein (incorporated by reference to Exhibit 10.4 to Alon USA Energy, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2015, File No. 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon USA Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements.

____________

†	Filed under confidential treatment request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Partners, LP
		By:	Alon USA Partners GP, LLC
its general partner

Date:	May 8, 2015	By:	/s/ David Wiessman
David Wiessman
Executive Chairman of the Board

Date:	May 8, 2015	By:	/s/ Paul Eisman
Paul Eisman
President, Chief Executive Officer and Director

Date:	May 8, 2015	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)