Form 10-Q
period 2015-06-30
Alon USA Partners, LP
filed 2015-08-05
CIK 1556766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the Registrant’s common limited partner units outstanding as of July 31, 2015, was 62,510,039.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$149,884	$106,325
Accounts and other receivables, net	81,842	68,545
Accounts and other receivables, net - related parties	11,888	9,466
Inventories	43,189	45,162
Prepaid expenses and other current assets	8,256	9,163
Total current assets	295,059	238,661
Property, plant and equipment, net	436,407	445,706
Other assets, net	76,291	85,879
Total assets	$807,757	$770,246
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$252,862	$186,156
Accrued liabilities	39,531	54,566
Current portion of long-term debt	2,500	2,500
Total current liabilities	294,893	243,222
Other non-current liabilities	37,779	38,746
Long-term debt	278,920	299,876
Total liabilities	611,592	581,844
Commitments and contingencies (Note 11)
Partners’ equity:
General Partner	—	—
Common unitholders - 62,510,039 and 62,506,550 units issued and outstanding at June 30, 2015 and December 31, 2014, respectively	196,165	188,402
Total partners’ equity	196,165	188,402
Total liabilities and partners’ equity	$807,757	$770,246

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per unit data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales (1)	$625,064	$725,852	$1,167,506	$1,582,312
Operating costs and expenses:
Cost of sales	507,122	665,398	957,717	1,424,444
Direct operating expenses	24,285	25,152	47,701	54,093
Selling, general and administrative expenses	10,215	6,784	16,118	11,152
Depreciation and amortization	13,591	9,508	27,584	19,575
Total operating costs and expenses	555,213	706,842	1,049,120	1,509,264
Operating income	69,851	19,010	118,386	73,048
Interest expense	(10,847)	(11,569)	(22,540)	(22,893)
Other income (loss), net	27	601	(14)	613
Income before state income tax expense (benefit)	59,031	8,042	95,832	50,768
State income tax expense (benefit)	(395)	240	(45)	725
Net income	$59,426	$7,802	$95,877	$50,043
Earnings per unit	$0.95	$0.12	$1.53	$0.80
Weighted average common units outstanding (in thousands)	62,509	62,504	62,508	62,504
Cash distribution per unit	$0.71	$0.69	$1.41	$0.87
___________

(1)	Includes sales to related parties of $101,233 and $152,170 for the three months and $184,122 and $291,183 for the six months ended June 30, 2015 and 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$95,877	$50,043
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,584	19,575
Unit-based compensation	20	—
Deferred income taxes	(736)	—
Amortization of debt issuance costs	1,098	1,018
Amortization of original issuance discount	294	272
Changes in operating assets and liabilities:
Accounts and other receivables, net	(13,297)	37,608
Accounts and other receivables, net - related parties	(2,422)	(1,021)
Inventories	1,973	(21,300)
Prepaid expenses and other current assets	907	(11,033)
Other assets, net	1,500	(1,053)
Accounts payable	36,571	(26,977)
Accrued liabilities	(14,740)	(10,959)
Other non-current liabilities	(231)	9,059
Net cash provided by operating activities	134,398	45,232
Cash flows from investing activities:
Capital expenditures	(7,786)	(11,439)
Capital expenditures for turnarounds and catalysts	(2,004)	(25,447)
Net cash used in investing activities	(9,790)	(36,886)
Cash flows from financing activities:
Distributions paid to unitholders	(16,224)	(10,010)
Distributions paid to unitholders - Alon Energy	(71,910)	(44,370)
Inventory agreement transactions	30,135	(25,200)
Deferred debt issuance costs	(1,800)	—
Revolving credit facility, net	(20,000)	—
Payments on long-term debt	(1,250)	(1,250)
Net cash used in financing activities	(81,049)	(80,830)
Net increase (decrease) in cash and cash equivalents	43,559	(72,484)
Cash and cash equivalents, beginning of period	106,325	153,583
Cash and cash equivalents, end of period	$149,884	$81,099
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$21,775	$23,203
Cash paid for income tax	$691	$725
Supplemental disclosure of non-cash activity:
Capital expenditures included in accounts payable and accrued liabilities	$—	$28,741

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
In the opinion of the General Partner’s management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances may have been aggregated or disaggregated in order to conform to the current year presentation. Our results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results that may be realized for the year ending December 31, 2015.
Our consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that provides accounting guidance for all revenue arising from contracts to provide goods or services to customers. This standard is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The standard allows for either full retrospective adoption or modified retrospective adoption. In July 2015, the FASB voted to approve a one-year deferral of the effective date for the new revenue standard, making the requirements of the standard effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We are evaluating the guidance to determine the method of adoption and the impact this standard will have on our consolidated financial statements.
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
In April 2015, the FASB issued an accounting standards update simplifying the presentation of debt issuance costs. The updated standard requires that certain costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The requirements from the updated standard are effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We currently have debt issuance costs included as deferred charges in our consolidated balance sheets, which will be reclassified as a reduction of debt when we adopt the updated guidance.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

In April 2015, the FASB issued an accounting standards update to address the effects of historical earnings per unit of a master limited partnership dropdown transaction. The standard requires a master limited partnership to allocate the earnings or losses of a transferred business for periods before the date of a dropdown of net assets accounted for as a common control transaction entirely to the general partner for purposes of calculating historical earnings per unit. The requirements from the updated standard are effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We are evaluating the effect that adopting the updated guidance will have on our consolidated financial statements and related disclosures.
In July 2015, the FASB issued an accounting standards update simplifying the measurement of certain inventory. This updated standard simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this accounting standards update are effective for interim and annual periods beginning after December 15, 2016. This accounting standards update does not apply to the subsequent measurement of inventory measured using the last-in, first-out (“LIFO”) or retail inventory method, therefore the adoption of this guidance will not have a material effect on our financial position or results of operations.

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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at June 30, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Total
As of June 30, 2015
Assets:
Fair value hedge	$—	$8,728	$—	$8,728
Liabilities:
Commodity contracts (futures and forwards)	620	—	—	620

As of December 31, 2014
Assets:
Commodity contracts (futures and forwards)	$1,406	$—	$—	$1,406
Fair value hedge	—	10,223	—	10,223

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(3)	Derivative Financial Instruments
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
We have contracts that are used to fix prices on forecasted purchases of inventory, which we refer to as futures and forwards. Futures represent trades executed on the New York Mercantile Exchange which have not been closed or settled at the end of the reporting period. Forwards represent physical trades for which pricing and quantities have been set, but the physical product delivery has not occurred by the end of the reporting period.
Fair Value Hedge
Fair value hedges are used to hedge price volatility of certain refining inventories and firm commitments to purchase inventories. The gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in earnings in the same period.
We have certain commodity contracts associated with the Supply and Offtake Agreement discussed in Note 5 that have been accounted for as a fair value hedge, which had purchase volumes of 290 thousand barrels of crude oil as of June 30, 2015.
The following tables present the effect of derivative instruments on the consolidated balance sheets:

	As of June 30, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)		$—	Accrued liabilities	$620
Total derivatives not designated as hedging instruments		—		620

Derivatives designated as hedging instruments:
Fair value hedge	Other assets	$8,728		$—
Total derivatives designated as hedging instruments		8,728		—
Total derivatives		$8,728		$620

	As of December 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$2,629	Accrued liabilities	$1,223
Total derivatives not designated as hedging instruments		2,629		1,223

Derivatives designated as hedging instruments:
Fair value hedge	Other assets	$10,223		$—
Total derivatives designated as hedging instruments		10,223		—
Total derivatives		$12,852		$1,223

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following tables present the effect of derivative instruments on the consolidated statements of operations:
Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
	Location	2015	2014	2015	2014
Fair value hedge (1)	Interest expense	$(4,418)	$(1,569)	$(1,495)	$(2,392)
Total derivatives		$(4,418)	$(1,569)	$(1,495)	$(2,392)
___________

(1)	Changes in the fair value hedge are substantially offset by changes in the hedged item.
Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
	Location	2015	2014	2015	2014
Commodity contracts (futures and forwards)	Cost of sales	$(1,103)	$(2,898)	$(629)	$(2,275)
Total derivatives		$(1,103)	$(2,898)	$(629)	$(2,275)
Offsetting Assets and Liabilities
Our derivative instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives, and we offset the fair value amounts recorded for derivative instruments to the extent possible under these agreements on our consolidated balance sheets.
The following table presents offsetting information regarding our derivatives by type of transaction as of June 30, 2015 and December 31, 2014:

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of June 30, 2015
Derivative Assets:
Commodity contracts (futures and forwards)	$192	$(192)	$—	$—	$—	$—
Fair value hedge	8,728	—	8,728	—	—	8,728
Derivative Liabilities:
Commodity contracts (futures and forwards)	$812	$(192)	$620	$—	$—	$620

As of December 31, 2014
Derivative Assets:
Commodity contracts (futures and forwards)	$3,309	$(680)	$2,629	$(1,223)	$—	$1,406
Fair value hedge	10,223	—	10,223	—	—	10,223
Derivative Liabilities:
Commodity contracts (futures and forwards)	$1,903	$(680)	$1,223	$(1,223)	$—	$—

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
RINs costs were $1,963 for the three months ended June 30, 2015, compared to generating RINs credits of $759 for the three months ended June 30, 2014 as a result of reduced production during the planned turnaround at our refinery. RINs costs were $6,501 and $2,167 for the six months ended June 30, 2015 and 2014, respectively. These amounts are reflected in cost of sales in the consolidated statements of operations.

(4)	Inventories
Carrying value of inventories consisted of the following:

	June 30, 2015	December 31, 2014
Crude oil, refined products and blendstocks	$25,427	$30,239
Crude oil consignment inventory (Note 5)	7,571	5,278
Materials and supplies	10,191	9,645
Total inventories	$43,189	$45,162
The market value of refined products and blendstock inventories was less than inventories on a LIFO cost basis which resulted in recording a lower of cost or market reserve of $3,028 and $4,650 at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, the market value of crude oil inventories exceeded LIFO costs, net of the fair value hedged item, by $10,749. At December 31, 2014, the market value of crude oil inventories was equal to carrying value.

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
At June 30, 2015 and December 31, 2014, we had net current payables to J. Aron for purchases of $7,434 and $10,544, respectively, and a consignment inventory receivable representing a deposit paid to J. Aron of $6,290 and $6,290, respectively. At June 30, 2015 and December 31, 2014, we had non-current liabilities for the original financing of $18,736 and $17,497, respectively, net of the related fair value hedge.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Additionally, we had current payables of $536 and $1,010 at June 30, 2015 and December 31, 2014, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

(6)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	June 30, 2015	December 31, 2014
Refining facilities	$693,441	$685,036
Accumulated depreciation	(257,034)	(239,330)
Property, plant and equipment, net	$436,407	$445,706

(7)	Additional Financial Information
The following tables provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	June 30, 2015	December 31, 2014
Deferred turnaround and catalyst cost	$46,710	$54,310
Deferred debt issuance costs	6,427	5,725
Receivable from supply and offtake agreement (Note 5)	6,290	6,290
Fair value hedge (Note 5)	8,728	10,223
Other	8,136	9,331
Total other assets	$76,291	$85,879

(b)	Accrued Liabilities and Other Non-Current Liabilities

	June 30, 2015	December 31, 2014
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$27,918	$41,357
Accrued finance charges	442	427
Environmental accrual (Note 11)	1,671	1,671
Commodity contracts	620	1,223
Other	8,880	9,888
Total accrued liabilities	$39,531	$54,566

Other Non-Current Liabilities:
Consignment inventory obligation (Note 5)	$27,464	$27,720
Environmental accrual (Note 11)	5,471	5,486
Asset retirement obligations	2,124	2,084
Other	2,720	3,456
Total other non-current liabilities	$37,779	$38,746

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(8)	Indebtedness
Debt consisted of the following:

	June 30, 2015	December 31, 2014
Term loan credit facility	$241,420	$242,376
Revolving credit facility	40,000	60,000
Total debt	281,420	302,376
Less: Current portion	2,500	2,500
Total long-term debt	$278,920	$299,876
Outstanding letters of credit under the revolving credit facility were $43,463 and $23,511 at June 30, 2015 and December 31, 2014, respectively.
The revolving credit facility contains maintenance financial covenants. At June 30, 2015, we were in compliance with these covenants.
In May 2015, the revolving credit facility was amended to, among other matters, extend the expiration date to May 2019. Borrowings under the revolving credit facility now bear interest at the Eurodollar rate plus 3.00% per annum.

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
During the six months ended June 30, 2015, we paid the following cash distributions:

Date Paid	Distribution Amount Per Unit	Total Distribution Amount
March 2, 2015	$0.70	$43,755
May 26, 2015	0.71	44,379
Restricted Units
In May 2015, we granted awards to non-employee directors of the General Partner of 3,489 restricted common units at an average grant date price of $21.50 per unit, which vest over a period of 3 years, assuming continued service at vesting.

(10)	Related Party Transactions
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
Alon Energy performs general corporate and administrative services and functions for us and their other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing and internal audit services. Alon Energy allocates the expenses actually incurred in performing these services to the Partnership based primarily on the estimated amount of time the individuals performing such services devote to our business and affairs relative to the amount of time they devote to the business and affairs of Alon Energy’s other subsidiaries. The management of Alon Energy and the General Partner consider these allocations to be reasonable. We record the amount of such allocations as selling, general and administrative expenses. Our allocation for selling, general and administrative expenses were $3,347 and $3,225, for the three months ended June 30, 2015 and 2014, respectively, and $5,972 and $5,968 for the six months ended June 30, 2015 and 2014, respectively.

(b)	Labor Costs
As we are operated as a component of Alon Energy’s integrated operations, we have no employees. As a result, employee expense costs for Alon Energy employees working in our operations have been allocated to us and recorded as payroll expense in direct operating expenses. The allocated portion of Alon Energy’s employee expense costs included in direct operating expenses were $6,692 and $7,091 for the three months ended June 30, 2015 and 2014, respectively, and $13,024 and $13,706 for the six months ended June 30, 2015 and 2014, respectively.

(c)	Insurance Costs
Insurance costs related to the Big Spring refinery and wholesale marketing operations are allocated to us by Alon Energy based on estimated insurance premiums on a stand-alone basis relative to Alon Energy’s total insurance premium. Our allocation for insurance costs included in direct operating expenses were $1,777 and $1,818 for the three months ended June 30, 2015 and 2014, respectively, and $3,321 and $3,636 for the six months ended June 30, 2015 and 2014, respectively.
Leasing Agreements
In June 2014, we entered into six-year lease agreements with a subsidiary of Alon Energy to lease equipment at the Big Spring refinery. The lease agreements were effective July 1, 2014 and require fixed monthly payments amounting to $4,920 annually. For the three and six months ended June 30, 2015, we recorded selling, general and administrative expense of $1,230 and $2,460, respectively, related to these agreements.
Distributions
During the six months ended June 30, 2015, we paid cash distributions of $88,134, or $1.41 per unit. The total cash distribution paid to Alon Energy was $71,910. During the six months ended June 30, 2014, we paid cash distributions of $54,380, or $0.87 per unit. The total cash distribution paid to Alon Energy was $44,370.

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
We have accrued environmental remediation obligations of $7,142 ($1,671 current liability and $5,471 non-current liability) at June 30, 2015, and $7,157 ($1,671 accrued liability and $5,486 non-current liability) at December 31, 2014.

(12)	Subsequent Event
Distribution Declared
On July 31, 2015, the board of directors of the General Partner declared a cash distribution to our common unitholders of approximately $65,010, or $1.04 per common unit. The cash distribution will be paid on August 25, 2015 to unitholders of record at the close of business on August 18, 2015.

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
Second Quarter Operational and Financial Highlights
Operating income for the second quarter of 2015 was $69.9 million, compared to $19.0 million for the same period last year. Our operational and financial highlights for the second quarter of 2015 include the following:

•
Big Spring refinery average throughput for the second quarter of 2015 was 75,491 bpd compared to 38,994 bpd for the second quarter of 2014. During the second quarter of 2014, refinery throughput was reduced as we completed both the planned turnaround and the vacuum tower project.

•
Operating margin at the Big Spring refinery was $17.22 per barrel for the second quarter of 2015 compared to $17.04 per barrel for the same period in 2014. This increase in operating margin was primarily due to improved light product yields, partially offset by the industry margin environment. The contango environment in the second quarter of 2015 created a cost of crude benefit of $1.90 per barrel compared to the backwardated environment creating a cost of crude detriment of $0.93 per barrel for the same period in 2014.

•	The average Gulf Coast 3/2/1 crack spread was $19.71 per barrel for the second quarter of 2015 compared to $16.42 per barrel for the second quarter of 2014.

•
The average WTI Cushing to WTS spread for the second quarter of 2015 was $(0.21) per barrel compared to $7.88 per barrel for the same period in 2014. The average WTI Cushing to WTI Midland spread for the second quarter of 2015 was $0.60 per barrel compared to $8.37 per barrel for the same period in 2014.

•	During the second quarter of 2015, we generated cash available for distribution of $1.04 per unit, compared to $0.13 per unit during the second quarter of 2014.
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
Recently, the additional takeaway capacity moving crude from Midland to the Gulf Coast has caused a contraction of the WTI Cushing less WTI Midland spread. In addition, the relative small growth in WTS production compared to WTI production and the relative high demand for WTS has caused a contraction of the WTI Cushing less WTS spread.
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
The nature of our business requires us to maintain crude oil and refined product inventories. Crude oil and refined products are commodities, and we have no control over the changing market value of these inventories. Because our inventory is valued at the lower of cost or market value under the last-in, first-out (“LIFO”) inventory valuation methodology, price fluctuations generally have little effect on our financial results.
Factors Affecting Comparability
Our financial condition and operating results over the three and six months ended June 30, 2015 and 2014 have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Maintenance and Reduced Crude Oil Throughput
During the three months ended June 30, 2014, we completed both the planned turnaround and the vacuum tower project at the Big Spring refinery, which increased our distillate yield, improved energy efficiency and allowed us to better optimize our crude slate. Due to these events, refinery throughput was reduced at the Big Spring refinery during the three and six months ended June 30, 2014.

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

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for the three and six months ended June 30, 2015 and 2014. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2014 is unaudited.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(dollars in thousands, except per unit data, per barrel data and pricing statistics)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$625,064	$725,852	$1,167,506	$1,582,312
Operating costs and expenses:
Cost of sales	507,122	665,398	957,717	1,424,444
Direct operating expenses	24,285	25,152	47,701	54,093
Selling, general and administrative expenses	10,215	6,784	16,118	11,152
Depreciation and amortization	13,591	9,508	27,584	19,575
Total operating costs and expenses	555,213	706,842	1,049,120	1,509,264
Operating income	69,851	19,010	118,386	73,048
Interest expense	(10,847)	(11,569)	(22,540)	(22,893)
Other income (loss), net	27	601	(14)	613
Income before state income tax expense (benefit)	59,031	8,042	95,832	50,768
State income tax expense (benefit)	(395)	240	(45)	725
Net income	$59,426	$7,802	$95,877	$50,043
Earnings per unit	$0.95	$0.12	$1.53	$0.80
Weighted average common units outstanding (in thousands)	62,509	62,504	62,508	62,504
Cash distribution per unit	$0.71	$0.69	$1.41	$0.87
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$107,311	$(35)	$134,398	$45,232
Investing activities	(5,985)	(18,259)	(9,790)	(36,886)
Financing activities	(61,829)	(68,955)	(81,049)	(80,830)
OTHER DATA:
Adjusted EBITDA (2)	$83,469	$29,119	$145,956	$93,236
Capital expenditures	5,465	7,277	7,786	11,439
Capital expenditures for turnarounds and catalysts	520	10,982	2,004	25,447
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (3)	$17.22	$17.04	$15.56	$15.56
Refinery direct operating expense (4)	3.54	7.09	3.56	5.33
PRICING STATISTICS:
Crack spreads (per barrel):
Gulf Coast 3/2/1	$19.71	$16.42	$18.73	$16.61
WTI Cushing crude oil (per barrel)	$57.86	$103.04	$53.20	$100.86
Crude oil differentials (per barrel):
WTI Cushing less WTI Midland	$0.60	$8.37	$1.27	$5.96
WTI Cushing less WTS	(0.21)	7.88	0.76	5.79
Brent less WTI Cushing	3.66	7.22	4.54	8.83
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$1.86	$2.81	$1.69	$2.73
Gulf Coast ultra-low sulfur diesel	1.83	2.92	1.76	2.93
Natural gas (per MMBtu)	2.74	4.58	2.77	4.65

	June 30, 2015	December 31, 2014
BALANCE SHEET DATA (end of period):	(dollars in thousands)
Cash and cash equivalents	$149,884	$106,325
Working capital (deficit)	166	(4,561)
Total assets	807,757	770,246
Total debt	281,420	302,376
Total debt less cash and cash equivalents	131,536	196,051
Total partners’ equity	196,165	188,402

THROUGHPUT AND PRODUCTION DATA:	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2015		2014		2015		2014
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTS crude	29,605	39.2	12,634	32.4	37,193	50.3	23,927	42.7
WTI crude	43,659	57.8	23,391	60.0	33,952	45.9	29,652	52.9
Blendstocks	2,227	3.0	2,969	7.6	2,789	3.8	2,471	4.4
Total refinery throughput (5)	75,491	100.0	38,994	100.0	73,934	100.0	56,050	100.0
Refinery production:
Gasoline	37,755	49.8	17,484	45.1	36,978	49.8	26,835	48.0
Diesel/jet	28,052	37.0	12,315	31.8	27,074	36.5	18,461	33.0
Asphalt	2,479	3.3	1,660	4.3	2,876	3.9	2,529	4.5
Petrochemicals	4,915	6.5	1,825	4.7	4,863	6.5	3,111	5.5
Other	2,537	3.4	5,483	14.1	2,466	3.3	5,022	9.0
Total refinery production (6)	75,738	100.0	38,767	100.0	74,257	100.0	55,958	100.0
Refinery utilization (7)		100.4%		85.4%		97.5%		95.7%

(1)	Includes sales to related parties of $101,233 and $152,170 for the three months and $184,122 and $291,183 for the six months ended June 30, 2015 and 2014, respectively.

(2)
Adjusted EBITDA represents earnings before state income tax expense (benefit), interest expense and depreciation and amortization. Adjusted EBITDA is not a recognized measurement under GAAP; however, the amounts included in Adjusted EBITDA are derived from amounts included in our consolidated financial statements. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of state income tax expense (benefit), interest expense and the accounting effects of capital expenditures and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.

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

The following table reconciles net income to Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net income	$59,426	$7,802	$95,877	$50,043
State income tax expense (benefit)	(395)	240	(45)	725
Interest expense	10,847	11,569	22,540	22,893
Depreciation and amortization	13,591	9,508	27,584	19,575
Adjusted EBITDA	$83,469	$29,119	$145,956	$93,236

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

Refinery operating margin for the three and six months ended June 30, 2015 excludes gains (losses) related to inventory adjustments of $(368) and $1,622, respectively.

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

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Net Sales. Net sales for the three months ended June 30, 2015 were $625.1 million, compared to $725.9 million for the three months ended June 30, 2014, a decrease of $100.8 million. This decrease was primarily due to lower refined product prices, partially offset by higher refinery throughput during the three months ended June 30, 2015, compared to the same period last year. The average per gallon price of Gulf Coast gasoline for the three months ended June 30, 2015 decreased $0.95, or 33.8%, to $1.86, compared to $2.81 for the three months ended June 30, 2014. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended June 30, 2015 decreased $1.09, or 37.3%, to $1.83, compared to $2.92 for the three months ended June 30, 2014. Refinery average throughput for the three months ended June 30, 2015 was 75,491 bpd, compared to 38,994 bpd for the three months ended June 30, 2014, an increase of 93.6%. During the three months ended June 30, 2014, refinery throughput was reduced as we completed both the planned turnaround and the vacuum tower project.
Cost of Sales. Cost of sales for the three months ended June 30, 2015 were $507.1 million, compared to $665.4 million for the three months ended June 30, 2014, a decrease of $158.3 million. This decrease was primarily due to reduced crude oil prices, partially offset by higher refinery throughput. The average price of WTI Cushing decreased 43.8% to $57.86 per barrel for the three months ended June 30, 2015 from $103.04 per barrel for the three months ended June 30, 2014.
Direct Operating Expenses. Direct operating expenses for the three months ended June 30, 2015 were $24.3 million, compared to $25.2 million for the three months ended June 30, 2014, a decrease of $0.9 million, or 3.6%. This decrease was primarily due to lower maintenance and utility costs, partially offset by higher throughput during the three months ended June 30, 2015.
Selling, General and Administrative Expenses. SG&A expenses for the three months ended June 30, 2015 were $10.2 million, compared to $6.8 million for the three months ended June 30, 2014, an increase of $3.4 million, primarily due to higher employee related costs during the three months ended June 30, 2015.
Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2015 was $13.6 million, compared to $9.5 million for the three months ended June 30, 2014, an increase of $4.1 million, or 43.1%. This increase was primarily due to increased amortization of turnaround and catalyst replacement costs during the three months ended June 30, 2015 resulting from the completion of the planned turnaround during the second quarter of 2014.
Operating Income. Operating income for the three months ended June 30, 2015 was $69.9 million, compared to $19.0 million for the three months ended June 30, 2014, an increase of $50.9 million. This increase was primarily due to higher refinery throughput and higher refinery operating margin. Refinery operating margin was $17.22 per barrel for the three months ended June 30, 2015, compared to $17.04 per barrel for the three months ended June 30, 2014. This increase in operating margin was primarily due to improved light product yields, partially offset by the industry margin environment. The contraction in the WTI Cushing to WTI Midland and the WTI Cushing to WTS spreads was greater than the improvement in the Gulf Coast 3/2/1 spread and the cost of crude benefit from the market moving from backwardation into contango. The average Gulf Coast 3/2/1 crack spread increased to $19.71 per barrel for the three months ended June 30, 2015, compared to $16.42 per barrel for the three months ended June 30, 2014. The average WTI Cushing to WTS spread narrowed to $(0.21) per barrel for the three months ended June 30, 2015, compared to $7.88 per barrel for the three months ended June 30, 2014. The average WTI Cushing to WTI Midland spread narrowed to $0.60 per barrel for the three months ended June 30, 2015, compared to $8.37 per barrel for the three months ended June 30, 2014. The contango environment in the three months ended June 30, 2015 created a cost of crude benefit of $1.90 per barrel compared to the backwardated environment creating a cost of crude detriment of $0.93 per barrel for the three months ended June 30, 2014.
Interest Expense. Interest expense for the three months ended June 30, 2015 was $10.8 million, compared to $11.6 million for the three months ended June 30, 2014, a decrease of $0.8 million.
State Income Tax Expense (Benefit). State income tax benefit was $0.4 million for the three months ended June 30, 2015, compared to state income tax expense of $0.2 million for the three months ended June 30, 2014. The decrease in state income tax by $0.6 million was primarily due to the State of Texas permanently reducing the Texas Margin Tax from 1.0% to 0.75% during the three months ended June 30, 2015, which generated a deferred tax credit in the current period.
Net Income. Net income for the three months ended June 30, 2015 was $59.4 million, compared to $7.8 million for the three months ended June 30, 2014, an increase of $51.6 million. This increase was attributable to the factors discussed above.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Net Sales. Net sales for the six months ended June 30, 2015 were $1,167.5 million, compared to $1,582.3 million for the six months ended June 30, 2014, a decrease of $414.8 million. This decrease was primarily due to lower refined product prices, partially offset by higher refinery throughput. The average per gallon price of Gulf Coast gasoline for the six months ended June 30, 2015 decreased $1.04, or 38.1%, to $1.69, compared to $2.73 for the six months ended June 30, 2014. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the six months ended June 30, 2015 decreased $1.17, or 39.9%, to $1.76, compared to $2.93 for the six months ended June 30, 2014. Refinery average throughput for the six months ended June 30, 2015 was 73,934 bpd compared to 56,050 bpd for the six months ended June 30, 2014, an increase of 31.9%. During the six months ended June 30, 2014, refinery throughput was reduced as we completed both the planned turnaround and the vacuum tower project.
Cost of Sales. Cost of sales for the six months ended June 30, 2015 were $957.7 million, compared to $1,424.4 million for the six months ended June 30, 2014, a decrease of $466.7 million. This decrease was primarily due to a decrease in crude oil prices, partially offset by higher refinery throughput. The average price of WTI Cushing decreased 47.3% to $53.20 per barrel for the six months ended June 30, 2015 from $100.86 per barrel for the six months ended June 30, 2014.
Direct Operating Expenses. Direct operating expenses for the six months ended June 30, 2015 were $47.7 million, compared to $54.1 million for the six months ended June 30, 2014, a decrease of $6.4 million, or 11.8%. This decrease was primarily due to lower maintenance and utility costs for the six months ended June 30, 2015.
Selling, General and Administrative Expenses. SG&A expenses for the six months ended June 30, 2015 were $16.1 million, compared to $11.2 million for the six months ended June 30, 2014, an increase of $4.9 million. This increase was primarily due to higher allocated costs for the six months ended June 30, 2015.
Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2015 was $27.6 million, compared to $19.6 million for the six months ended June 30, 2014, an increase of $8.0 million. This increase was primarily due to increased amortization of turnaround and catalyst replacement costs during the six months ended June 30, 2015 resulting from the completion of the planned turnaround during the second quarter of 2014.
Operating Income. Operating income for the six months ended June 30, 2015 was $118.4 million, compared to $73.0 million for the six months ended June 30, 2014, an increase of $45.4 million. This increase was primarily due to higher refinery throughput and refinery operating margin remaining flat.
Refinery operating margin was $15.56 per barrel for the six months ended June 30, 2015, compared to $15.56 per barrel for the six months ended June 30, 2014. The operating margin was flat relative to the same period last year primarily due to improved light product yields being offset by the industry margin environment. The contraction in the WTI Cushing to WTI Midland and the WTI Cushing to WTS spreads was greater than the improvement in the Gulf Coast 3/2/1 spread and the cost of crude benefit from the market moving from backwardation into contango. The average Gulf Coast 3/2/1 crack spread increased to $18.73 per barrel for the six months ended June 30, 2015, compared to $16.61 per barrel for the six months ended June 30, 2014. The average WTI Cushing to WTS spread narrowed to $0.76 per barrel for the six months ended June 30, 2015, compared to $5.79 per barrel for the six months ended June 30, 2014. The average WTI Cushing to WTI Midland spread narrowed to $1.27 per barrel for the six months ended June 30, 2015, compared to $5.96 per barrel for the six months ended June 30, 2014. The contango environment in the six months ended June 30, 2015 created a cost of crude benefit of $1.28 per barrel compared to the backwardated environment creating a cost of crude detriment of $0.53 per barrel for the six months ended June 30, 2014.
Interest Expense. Interest expense was $22.5 million for the six months ended June 30, 2015, compared to $22.9 million for the six months ended June 30, 2014, a decrease of $0.4 million.
State Income Tax Expense (Benefit). State income tax benefit was $0.0 million for the six months ended June 30, 2015, compared to state income tax expense of $0.7 million for the six months ended June 30, 2014. The decrease in state income tax by $0.7 million was primarily due to the State of Texas permanently reducing the Texas Margin Tax from 1.0% to 0.75% during the six months ended June 30, 2015, which generated a deferred tax credit in the current period.
Net Income. Net income for the six months ended June 30, 2015 was $95.9 million, compared to $50.0 million for the six months ended June 30, 2014, an increase of $45.9 million. This increase was attributable to the factors discussed above.
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
Cash Flows
The following table sets forth our consolidated cash flows for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended
	June 30,
	2015	2014
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$134,398	$45,232
Investing activities	(9,790)	(36,886)
Financing activities	(81,049)	(80,830)
Net increase (decrease) in cash and cash equivalents	$43,559	$(72,484)
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $134.4 million during the six months ended June 30, 2015 compared to $45.2 million during the six months ended June 30, 2014. The increase in net cash provided by operating activities of $89.2 million was primarily due to increased net income after adjusting for non-cash items of $53.2 million, reduced cash used for accounts payable and accrued liabilities of $59.8 million, reduced cash used for inventories of $23.3 million, reduced cash used for prepaid expenses and other current assets of $11.9 million and increased cash provided by other assets of $2.6 million, partially offset by lower cash collected on accounts receivable of $52.3 million and reduced cash used on other non-current liabilities of $9.3 million.
Cash Flows Used In Investing Activities
Net cash used in investing activities was $9.8 million during the six months ended June 30, 2015 compared to $36.9 million during the six months ended June 30, 2014. The decrease in net cash used in investing activities of $27.1 million was primarily due to the 2014 capital expenditures and capital expenditures for turnarounds and catalysts associated with the planned turnaround completed during the second quarter of 2014.
Cash Flows Used In Financing Activities
Net cash used in financing activities was $81.0 million during the six months ended June 30, 2015 compared to $80.8 million during the six months ended June 30, 2014. The increase in net cash used in financing activities of $0.2 million was primarily due to higher distributions to unitholders of $33.8 million and higher payments on our revolving credit facility of $20.0 million, partially offset by increased proceeds from inventory financing arrangements of $55.3 million.
Indebtedness
Revolving Credit Facility. We have a $240.0 million revolving credit facility that can be used both for borrowings and the issuance of letters of credit. We had borrowings of $40.0 million and $60.0 million and letters of credit outstanding of $43.5 million and $23.5 million under this facility at June 30, 2015 and December 31, 2014, respectively.
In May 2015, the revolving credit facility was amended to, among other matters, extend the expiration date to May 2019. Borrowings under the revolving credit facility now bear interest at the Eurodollar rate plus 3.00% per annum.

Capital Spending
Each year the board of directors of our General Partner approves capital projects, including sustaining maintenance, regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, our management assesses opportunities for growth and profit improvement projects on an ongoing basis and any related projects require further approval from the board of directors of our General Partner. Our total capital expenditure projection for 2015 is $32.0 million, which includes expenditures for catalysts and turnarounds and approximately $10.4 million of special regulatory projects. Approximately $9.8 million has been spent during the six months ended June 30, 2015.
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
We maintain inventories of crude oil, refined products and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At June 30, 2015, the market value of refined products and blendstock inventories was less than inventories on a LIFO cost basis which resulted in recording a lower of cost or market reserve of $3.0 million. At June 30, 2015, the market value of crude oil inventories exceeded LIFO costs, net of the fair value hedged item, by $10.7 million.
As of June 30, 2015, we held 0.3 million barrels of crude oil and 0.3 million barrels of refined product and blendstock inventories valued under the LIFO valuation method. If the market value of refined products and blendstock inventories would have been $1.00 per barrel lower, our lower of cost or market reserve would have increased by $0.3 million. If the market value of crude oil would have been $1.00 per barrel lower, the amount by which market value exceeded LIFO costs, net of the fair value hedged item, would have been lower by $0.3 million.
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
The following table provides information about our commodity derivative contracts as of June 30, 2015:

Description	Contract Volume	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	(barrels)	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-short (Crude)	(13,153)	$—	$57.65	$(758)	$(774)	$(16)
Forwards-long (Gasoline)	156,962	85.66	—	13,446	13,321	(125)
Forwards-short (Distillate)	(128,481)	—	78.61	(10,099)	(10,576)	(477)
Forwards-long (Jet)	7,907	75.32	—	596	598	2
Forwards-short (Slurry)	(2,737)	—	50.87	(139)	(139)	—
Forwards-long (Catfeed)	7,176	78.53	—	564	567	3
Forwards-short (Slop)	(10,171)	—	49.83	(507)	(507)	—
Forwards-short (Propane)	(35,000)	—	15.42	(540)	(591)	(51)
Forwards-long (Butane)	68,724	22.02	—	1,513	1,642	129
Futures-short (Crude)	(37,000)	—	61.03	(2,258)	(2,200)	58
Futures-short (Gasoline)	(217,000)	—	85.43	(18,538)	(18,678)	(140)
Futures-long (Distillate)	124,000	79.40	—	9,846	9,843	(3)

Interest Rate Risk
As of June 30, 2015, our outstanding debt balance of $283.8 million, excluding discounts, was subject to floating interest rates, of which $40.0 million was charged interest at the Eurodollar rate plus 3.00% and $243.8 million was charged interest at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00%.
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
101
The following financial information from Alon USA Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Partners, LP
		By:	Alon USA Partners GP, LLC
its general partner

Date:	August 4, 2015	By:	/s/ David Wiessman
David Wiessman
Executive Chairman of the Board

Date:	August 4, 2015	By:	/s/ Paul Eisman
Paul Eisman
President, Chief Executive Officer and Director

Date:	August 4, 2015	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)