Form 10-Q
period 2015-09-30
Alon USA Partners, LP
filed 2015-11-03
CIK 1556766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the Registrant’s common limited partner units outstanding as of October 30, 2015, was 62,510,039.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$135,278	$106,325
Accounts and other receivables, net	90,075	68,545
Accounts and other receivables, net - related parties	9,650	9,466
Inventories	41,164	45,162
Prepaid expenses and other current assets	8,961	9,163
Total current assets	285,128	238,661
Property, plant and equipment, net	431,392	445,706
Other assets, net	82,367	85,879
Total assets	$798,887	$770,246
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$240,973	$186,156
Accrued liabilities	40,747	54,566
Current portion of long-term debt	2,500	2,500
Total current liabilities	284,220	243,222
Other non-current liabilities	41,271	38,746
Long-term debt	288,446	299,876
Total liabilities	613,937	581,844
Commitments and contingencies (Note 11)
Partners’ equity:
General Partner	—	—
Common unitholders - 62,510,039 and 62,506,550 units issued and outstanding at September 30, 2015 and December 31, 2014, respectively	184,950	188,402
Total partners’ equity	184,950	188,402
Total liabilities and partners’ equity	$798,887	$770,246

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per unit data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales (1)	$551,813	$838,882	$1,719,319	$2,421,194
Operating costs and expenses:
Cost of sales	439,678	701,331	1,397,395	2,125,775
Direct operating expenses	24,136	25,723	71,837	79,816
Selling, general and administrative expenses	8,536	8,353	24,654	19,505
Depreciation and amortization	13,697	13,852	41,281	33,427
Total operating costs and expenses	486,047	749,259	1,535,167	2,258,523
Operating income	65,766	89,623	184,152	162,671
Interest expense	(11,505)	(11,584)	(34,045)	(34,477)
Other income, net	40	14	26	627
Income before state income tax expense	54,301	78,053	150,133	128,821
State income tax expense	525	1,060	480	1,785
Net income	$53,776	$76,993	$149,653	$127,036
Earnings per unit	$0.86	$1.23	$2.39	$2.03
Weighted average common units outstanding (in thousands)	62,510	62,507	62,508	62,505
Cash distribution per unit	$1.04	$0.13	$2.45	$1.00
___________

(1)	Includes sales to related parties of $97,014 and $156,131 for the three months and $281,136 and $447,314 for the nine months ended September 30, 2015 and 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$149,653	$127,036
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	41,281	33,427
Unit-based compensation	40	—
Deferred income taxes	(736)	—
Amortization of debt issuance costs	1,750	1,535
Amortization of original issuance discount	445	411
Changes in operating assets and liabilities:
Accounts and other receivables, net	(3,770)	15,257
Accounts and other receivables, net - related parties	(184)	(591)
Inventories	3,998	(9,669)
Prepaid expenses and other current assets	202	(7,487)
Other assets, net	(5,067)	(1,334)
Accounts payable	45,194	(22,407)
Accrued liabilities	(16,835)	(4,780)
Other non-current liabilities	3,261	7,976
Net cash provided by operating activities	219,232	139,374
Cash flows from investing activities:
Capital expenditures	(12,108)	(13,931)
Capital expenditures for turnarounds and catalysts	(3,214)	(49,150)
Net cash used in investing activities	(15,322)	(63,081)
Cash flows from financing activities:
Distributions paid to unitholders	(28,195)	(11,506)
Distributions paid to unitholders - Alon Energy	(124,950)	(51,000)
Inventory agreement transactions	(8,137)	(200)
Deferred debt issuance costs	(1,800)	—
Revolving credit facility, net	(10,000)	(50,000)
Payments on long-term debt	(1,875)	(1,875)
Net cash used in financing activities	(174,957)	(114,581)
Net increase (decrease) in cash and cash equivalents	28,953	(38,288)
Cash and cash equivalents, beginning of period	106,325	153,583
Cash and cash equivalents, end of period	$135,278	$115,295
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$31,785	$33,745
Cash paid for income tax	$1,216	$1,785
Supplemental disclosure of non-cash activity:
Capital expenditures included in accounts payable and accrued liabilities	$3,016	$5,620

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
In the opinion of the General Partner’s management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances may have been aggregated or disaggregated in order to conform to the current year presentation. Our results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results that may be realized for the year ending December 31, 2015.
Our consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that provides accounting guidance for all revenue arising from contracts to provide goods or services to customers. This standard is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The standard allows for either full retrospective adoption or modified retrospective adoption. In August 2015, the FASB updated the guidance to include a one-year deferral of the effective date for the new revenue standard, making the requirements of the standard effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We are evaluating the guidance to determine the method of adoption and the impact this standard will have on our consolidated financial statements.
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
In April 2015, the FASB issued an accounting standards update simplifying the presentation of debt issuance costs. The updated standard requires that certain costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. In August 2015, the FASB updated the guidance to clarify that debt issuance costs related to line-of-credit arrangements would not be impacted by the updated standard. The requirements from the updated standard are effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We currently have debt issuance costs included as deferred charges in our consolidated balance sheets, which will be reclassified as a reduction of debt when we adopt the updated guidance.

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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at September 30, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Total
As of September 30, 2015
Assets:
Fair value hedge	$—	$14,718	$—	$14,718
Liabilities:
Commodity contracts (futures and forwards)	552	—	—	552

As of December 31, 2014
Assets:
Commodity contracts (futures and forwards)	$1,406	$—	$—	$1,406
Fair value hedge	—	10,223	—	10,223

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(3)	Derivative Financial Instruments
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
We have certain commodity contracts associated with the Supply and Offtake Agreement discussed in Note 5 that have been accounted for as a fair value hedge, which had purchase volumes of 333 thousand barrels of crude oil as of September 30, 2015.
The following tables present the effect of derivative instruments on the consolidated balance sheets:

	As of September 30, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$122	Accrued liabilities	$674
Total derivatives not designated as hedging instruments		122		674

Derivatives designated as hedging instruments:
Fair value hedge	Other assets	$14,718		$—
Total derivatives designated as hedging instruments		14,718		—
Total derivatives		$14,840		$674

	As of December 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$2,629	Accrued liabilities	$1,223
Total derivatives not designated as hedging instruments		2,629		1,223

Derivatives designated as hedging instruments:
Fair value hedge	Other assets	$10,223		$—
Total derivatives designated as hedging instruments		10,223		—
Total derivatives		$12,852		$1,223

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following tables present the effect of derivative instruments on the consolidated statements of operations:
Derivatives in fair value hedging relationships:

		Gain Recognized in Income
		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	Location	2015	2014	2015	2014
Fair value hedge (1)	Interest expense	$5,990	$3,818	$4,495	$1,426
Total derivatives		$5,990	$3,818	$4,495	$1,426
___________

(1)	Changes in the fair value hedge are substantially offset by changes in the hedged item.
Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	Location	2015	2014	2015	2014
Commodity contracts (futures and forwards)	Cost of sales	$1,251	$(2,329)	$622	$(4,604)
Total derivatives		$1,251	$(2,329)	$622	$(4,604)
Offsetting Assets and Liabilities
Our derivative instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives, and we offset the fair value amounts recorded for derivative instruments to the extent possible under these agreements on our consolidated balance sheets.
The following table presents offsetting information regarding our derivatives by type of transaction as of September 30, 2015 and December 31, 2014:

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of September 30, 2015
Derivative Assets:
Commodity contracts (futures and forwards)	$396	$(274)	$122	$(122)	$—	$—
Fair value hedge	14,718	—	14,718	—	—	14,718
Derivative Liabilities:
Commodity contracts (futures and forwards)	$948	$(274)	$674	$(122)	$—	$552

As of December 31, 2014
Derivative Assets:
Commodity contracts (futures and forwards)	$3,309	$(680)	$2,629	$(1,223)	$—	$1,406
Fair value hedge	10,223	—	10,223	—	—	10,223
Derivative Liabilities:
Commodity contracts (futures and forwards)	$1,903	$(680)	$1,223	$(1,223)	$—	$—

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
The cost of meeting our obligations under these compliance programs was $1,868 and $2,590 for the three months ended and $8,369 and $4,757 for the nine months ended September 30, 2015 and 2014, respectively. These amounts are reflected in cost of sales in the consolidated statements of operations.

(4)	Inventories
Carrying value of inventories consisted of the following:

	September 30, 2015	December 31, 2014
Crude oil, refined products and blendstocks	$24,910	$30,239
Crude oil consignment inventory (Note 5)	5,300	5,278
Materials and supplies	10,954	9,645
Total inventories	$41,164	$45,162
The market value of refined products and blendstock inventories was less than inventories on a LIFO cost basis which resulted in recording a lower of cost or market reserve of $7,413 and $4,650 at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, the market value of crude oil inventories exceeded LIFO costs, net of the fair value hedged item, by $8,935. At December 31, 2014, the market value of crude oil inventories was equal to carrying value.

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
At September 30, 2015 and December 31, 2014, we had net current receivables of $11,679 and net current payables of $10,544, respectively, with J. Aron for sales and purchases, and a consignment inventory receivable representing a deposit paid to J. Aron of $6,290 and $6,290, respectively. At September 30, 2015 and December 31, 2014, we had non-current liabilities for the original financing of $16,798 and $17,497, respectively, net of the related fair value hedge.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Additionally, we had current payables of $674 and $1,010 at September 30, 2015 and December 31, 2014, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

(6)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	September 30, 2015	December 31, 2014
Refining facilities	$697,411	$685,036
Accumulated depreciation	(266,019)	(239,330)
Property, plant and equipment, net	$431,392	$445,706

(7)	Additional Financial Information
The following tables provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	September 30, 2015	December 31, 2014
Deferred turnaround and catalyst cost	$47,487	$54,310
Deferred debt issuance costs	5,775	5,725
Receivable from supply and offtake agreement (Note 5)	6,290	6,290
Fair value hedge (Note 5)	14,718	10,223
Other	8,097	9,331
Total other assets	$82,367	$85,879

(b)	Accrued Liabilities and Other Non-Current Liabilities

	September 30, 2015	December 31, 2014
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$23,710	$41,357
Accrued finance charges	402	427
Environmental accrual (Note 11)	1,671	1,671
Commodity contracts	674	1,223
Other	14,290	9,888
Total accrued liabilities	$40,747	$54,566

Other Non-Current Liabilities:
Consignment inventory obligation (Note 5)	$31,516	$27,720
Environmental accrual (Note 11)	4,888	5,486
Asset retirement obligations	2,147	2,084
Other	2,720	3,456
Total other non-current liabilities	$41,271	$38,746

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(8)	Indebtedness
Debt consisted of the following:

	September 30, 2015	December 31, 2014
Term loan credit facility	$240,946	$242,376
Revolving credit facility	50,000	60,000
Total debt	290,946	302,376
Less: Current portion	2,500	2,500
Total long-term debt	$288,446	$299,876
Outstanding letters of credit under the revolving credit facility were $35,136 and $23,511 at September 30, 2015 and December 31, 2014, respectively.
The revolving credit facility contains maintenance financial covenants. At September 30, 2015, we were in compliance with these covenants.
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
During the nine months ended September 30, 2015, we paid the following cash distributions:

Date Paid	Distribution Amount Per Unit	Total Distribution Amount
March 2, 2015	$0.70	$43,755
May 26, 2015	$0.71	$44,379
August 25, 2015	$1.04	$65,011
Restricted Units
In May 2015, we granted awards to non-employee directors of the General Partner of 3,489 restricted common units at an average grant date price of $21.50 per unit, which vest over a period of three years, assuming continued service at vesting.

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
Alon Energy performs general corporate and administrative services and functions for us and their other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing and internal audit services. Alon Energy allocates the expenses actually incurred in performing these services to the Partnership based primarily on the estimated amount of time the individuals performing such services devote to our business and affairs relative to the amount of time they devote to the business and affairs of Alon Energy’s other subsidiaries. The management of Alon Energy and the General Partner consider these allocations to be reasonable. We record the amount of such allocations as selling, general and administrative expenses. Our allocation for selling, general and administrative expenses were $2,969 and $2,486, for the three months ended September 30, 2015 and 2014, respectively, and $8,941 and $8,454 for the nine months ended September 30, 2015 and 2014, respectively.

(b)	Labor Costs
As we are operated as a component of Alon Energy’s integrated operations, we have no employees. As a result, employee expense costs for Alon Energy employees working in our operations have been allocated to us and recorded as payroll expense in direct operating expenses. The allocated portion of Alon Energy’s employee expense costs included in direct operating expenses were $6,848 and $6,485 for the three months ended September 30, 2015 and 2014, respectively, and $19,872 and $20,191 for the nine months ended September 30, 2015 and 2014, respectively.

(c)	Insurance Costs
Insurance costs related to the Big Spring refinery and wholesale marketing operations are allocated to us by Alon Energy based on estimated insurance premiums on a stand-alone basis relative to Alon Energy’s total insurance premium. Our allocation for insurance costs included in direct operating expenses were $1,782 and $1,799 for the three months ended September 30, 2015 and 2014, respectively, and $5,103 and $5,435 for the nine months ended September 30, 2015 and 2014, respectively.
Leasing Agreements
In June 2014, we entered into six-year lease agreements with a subsidiary of Alon Energy to lease equipment at the Big Spring refinery. The lease agreements were effective July 1, 2014 and require fixed monthly payments amounting to $4,920 annually. Related to these agreements, we recorded selling, general and administrative expense of $1,230 and $1,230 for the three months ended September 30, 2015 and 2014, respectively, and $3,690 and $1,230 for the nine months ended September 30, 2015 and 2014, respectively.
Distributions
During the nine months ended September 30, 2015, we paid cash distributions of $153,145, or $2.45 per unit, of which $124,950 was paid to Alon Energy. During the nine months ended September 30, 2014, we paid cash distributions of $62,506, or $1.00 per unit, of which $51,000 was paid to Alon Energy.

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
We have accrued environmental remediation obligations of $6,559 ($1,671 current liability and $4,888 non-current liability) at September 30, 2015, and $7,157 ($1,671 accrued liability and $5,486 non-current liability) at December 31, 2014.

(12)	Subsequent Event
Distribution Declared
On October 29, 2015, the board of directors of the General Partner declared a cash distribution to our common unitholders of approximately $61,260, or $0.98 per common unit. The cash distribution will be paid on November 25, 2015 to unitholders of record at the close of business on November 18, 2015.

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
Third Quarter Operational and Financial Highlights
Operating income for the third quarter of 2015 was $65.8 million, compared to $89.6 million for the same period last year. Our operational and financial highlights for the third quarter of 2015 include the following:

•	Big Spring refinery average throughput for the third quarter of 2015 was 75,797 bpd compared to 74,838 bpd for the third quarter of 2014.

•
Operating margin at the Big Spring refinery was $16.71 per barrel for the third quarter of 2015 compared to $19.98 per barrel for the same period in 2014. This decrease in operating margin was primarily due to the less favorable industry margin environment. The unfavorable contraction in the WTI Cushing to WTI Midland and the WTI Cushing to WTS spreads was greater than the improvement in the Gulf Coast 3/2/1 spread and the cost of crude benefit from the market moving from backwardation into contango.

•	The average Gulf Coast 3/2/1 crack spread was $19.77 per barrel for the third quarter of 2015 compared to $15.90 per barrel for the third quarter of 2014.

•
The average WTI Cushing to WTI Midland spread for the third quarter of 2015 was $(0.72) per barrel compared to $9.93 per barrel for the same period in 2014. The average WTI Cushing to WTS spread for the third quarter of 2015 was $(1.46) per barrel compared to $8.14 per barrel for the same period in 2014.

•
The contango environment in the third quarter of 2015 created a cost of crude benefit of $0.57 per barrel compared to the backwardated environment creating a cost of crude detriment of $1.16 per barrel for the same period in 2014.

•	During the third quarter of 2015, we generated cash available for distribution of $0.98 per unit, compared to $1.02 per unit during the third quarter of 2014.
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
In addition, the location of the Big Spring refinery near Midland, the largest origination terminal for West Texas crude oil, provides reliable crude sourcing with a relatively low transportation cost. We are also able to source locally produced crude at Big Spring, which tends to have cost and quality advantages. The WTI Cushing less WTI Midland spread represents the differential between the average per barrel price of WTI Cushing crude oil and the average per barrel price of WTI Midland crude oil. A widening of the WTI Cushing less WTI Midland spread will favorably influence the operating margin for our Big Spring refinery. Alternatively, a narrowing of this differential will have an adverse effect on our operating margins.
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
Factors Affecting Comparability
Our financial condition and operating results over the three and nine months ended September 30, 2015 and 2014 have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Maintenance and Reduced Crude Oil Throughput
During the second quarter of 2014, we completed both the planned major turnaround and the vacuum tower project at the Big Spring refinery, which increased our distillate yield, improved energy efficiency and allowed us to better optimize our crude slate. Due to these events, refinery throughput and earnings were reduced at the Big Spring refinery during the nine months ended September 30, 2014.

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
Cost of sales. Cost of sales includes principally crude oil, blending materials, other raw materials and transportation costs, which include costs associated with crude oil and product pipelines which we utilize. Cost of sales excludes depreciation and amortization, which is presented separately in the consolidated statements of operations.
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
Interest expense. Interest expense includes interest expense, letters of credit, financing charges related to the supply and offtake agreement, financing fees, and amortization of both original issuance discount and deferred debt issuance costs but excludes capitalized interest.

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for the three and nine months ended September 30, 2015 and 2014. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2014 is unaudited.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(dollars in thousands, except per unit data, per barrel data and pricing statistics)
STATEMENT OF OPERATIONS DATA:
Net sales (1)	$551,813	$838,882	$1,719,319	$2,421,194
Operating costs and expenses:
Cost of sales	439,678	701,331	1,397,395	2,125,775
Direct operating expenses	24,136	25,723	71,837	79,816
Selling, general and administrative expenses	8,536	8,353	24,654	19,505
Depreciation and amortization	13,697	13,852	41,281	33,427
Total operating costs and expenses	486,047	749,259	1,535,167	2,258,523
Operating income	65,766	89,623	184,152	162,671
Interest expense	(11,505)	(11,584)	(34,045)	(34,477)
Other income, net	40	14	26	627
Income before state income tax expense	54,301	78,053	150,133	128,821
State income tax expense	525	1,060	480	1,785
Net income	$53,776	$76,993	$149,653	$127,036
Earnings per unit	$0.86	$1.23	$2.39	$2.03
Weighted average common units outstanding (in thousands)	62,510	62,507	62,508	62,505
Cash distribution per unit	$1.04	$0.13	$2.45	$1.00
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$84,834	$94,142	$219,232	$139,374
Investing activities	(5,532)	(26,195)	(15,322)	(63,081)
Financing activities	(93,908)	(33,751)	(174,957)	(114,581)
OTHER DATA:
Adjusted EBITDA (2)	$79,503	$103,489	$225,459	$196,725
Capital expenditures	4,322	2,492	12,108	13,931
Capital expenditures for turnarounds and catalysts	1,210	23,703	3,214	49,150
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (3)	$16.71	$19.98	$15.95	$17.35
Refinery direct operating expense (4)	3.46	3.74	3.53	4.69
PRICING STATISTICS:
Crack spreads (per barrel):
Gulf Coast 3/2/1	$19.77	$15.90	$19.08	$16.37
WTI Cushing crude oil (per barrel)	$46.41	$97.55	$50.91	$99.74
Crude oil differentials (per barrel):
WTI Cushing less WTI Midland	$(0.72)	$9.93	$0.60	$7.31
WTI Cushing less WTS	(1.46)	8.14	0.02	6.58
Brent less WTI Cushing	3.78	4.15	4.28	7.25
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$1.61	$2.65	$1.66	$2.71
Gulf Coast ultra-low sulfur diesel	1.52	2.80	1.68	2.88
Natural gas (per MMBtu)	2.73	3.95	2.76	4.41

	September 30, 2015	December 31, 2014
BALANCE SHEET DATA (end of period):	(dollars in thousands)
Cash and cash equivalents	$135,278	$106,325
Working capital (deficit)	908	(4,561)
Total assets	798,887	770,246
Total debt	290,946	302,376
Total debt less cash and cash equivalents	155,668	196,051
Total partners’ equity	184,950	188,402

THROUGHPUT AND PRODUCTION DATA:	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2015		2014		2015		2014
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTS crude	30,810	40.6	37,566	50.2	35,041	47.0	28,524	45.7
WTI crude	42,503	56.1	34,633	46.3	36,834	49.4	31,330	50.2
Blendstocks	2,484	3.3	2,639	3.5	2,687	3.6	2,528	4.1
Total refinery throughput (5)	75,797	100.0	74,838	100.0	74,562	100.0	62,382	100.0
Refinery production:
Gasoline	37,503	49.5	36,842	49.0	37,155	49.6	30,207	48.4
Diesel/jet	28,623	37.8	28,857	38.4	27,596	36.9	21,964	35.2
Asphalt	2,452	3.2	3,052	4.1	2,733	3.7	2,705	4.3
Petrochemicals	4,588	6.1	4,305	5.7	4,770	6.4	3,514	5.6
Other	2,595	3.4	2,078	2.8	2,510	3.4	4,030	6.5
Total refinery production (6)	75,761	100.0	75,134	100.0	74,764	100.0	62,420	100.0
Refinery utilization (7)		100.4%		98.9%		98.5%		97.0%

(1)	Includes sales to related parties of $97,014 and $156,131 for the three months and $281,136 and $447,314 for the nine months ended September 30, 2015 and 2014, respectively.

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

The following table reconciles net income to Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net income	$53,776	$76,993	$149,653	$127,036
State income tax expense	525	1,060	480	1,785
Interest expense	11,505	11,584	34,045	34,477
Depreciation and amortization	13,697	13,852	41,281	33,427
Adjusted EBITDA	$79,503	$103,489	$225,459	$196,725

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

Refinery operating margin for the three and nine months ended September 30, 2015 excludes losses related to inventory adjustments of $4,385 and $2,763, respectively.

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

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Net Sales. Net sales for the three months ended September 30, 2015 were $551.8 million, compared to $838.9 million for the three months ended September 30, 2014, a decrease of $287.1 million, or 34.2%. This decrease was primarily due to lower refined product prices, partially offset by higher refinery throughput during the three months ended September 30, 2015, compared to the same period last year. The average per gallon price of Gulf Coast gasoline for the three months ended September 30, 2015 decreased $1.04, or 39.2%, to $1.61, compared to $2.65 for the three months ended September 30, 2014. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended September 30, 2015 decreased $1.28, or 45.7%, to $1.52, compared to $2.80 for the three months ended September 30, 2014. Refinery average throughput for the three months ended September 30, 2015 was 75,797 bpd, compared to 74,838 bpd for the three months ended September 30, 2014, an increase of 1.3%.
Cost of Sales. Cost of sales for the three months ended September 30, 2015 were $439.7 million, compared to $701.3 million for the three months ended September 30, 2014, a decrease of $261.6 million, or 37.3%. This decrease was primarily due to reduced crude oil prices, partially offset by higher refinery throughput. The average price of WTI Cushing decreased 52.4% to $46.41 per barrel for the three months ended September 30, 2015 from $97.55 per barrel for the three months ended September 30, 2014.
Direct Operating Expenses. Direct operating expenses for the three months ended September 30, 2015 were $24.1 million, compared to $25.7 million for the three months ended September 30, 2014, a decrease of $1.6 million, or 6.2%. This decrease was primarily due to lower maintenance and utility costs during the three months ended September 30, 2015.
Selling, General and Administrative Expenses. SG&A expenses for the three months ended September 30, 2015 were $8.5 million, compared to $8.4 million for the three months ended September 30, 2014, an increase of $0.1 million, or 1.2%.
Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2015 was $13.7 million, compared to $13.9 million for the three months ended September 30, 2014, a decrease of $0.2 million, or 1.4%.
Operating Income. Operating income for the three months ended September 30, 2015 was $65.8 million, compared to $89.6 million for the three months ended September 30, 2014, a decrease of $23.8 million, or 26.6%. This decrease was primarily due to lower refinery operating margin, partially offset by higher refinery throughput. Refinery operating margin was $16.71 per barrel for the three months ended September 30, 2015, compared to $19.98 per barrel for the three months ended September 30, 2014. This decrease in operating margin was primarily due to the less favorable industry margin environment. The unfavorable contraction in the WTI Cushing to WTI Midland and the WTI Cushing to WTS spreads was greater than the improvement in the Gulf Coast 3/2/1 spread and the cost of crude benefit from the market moving from backwardation into contango.
The average WTI Cushing to WTI Midland spread narrowed to $(0.72) per barrel for the three months ended September 30, 2015, compared to $9.93 per barrel for the three months ended September 30, 2014. The average WTI Cushing to WTS spread narrowed to $(1.46) per barrel for the three months ended September 30, 2015, compared to $8.14 per barrel for the three months ended September 30, 2014. The average Gulf Coast 3/2/1 crack spread increased to $19.77 per barrel for the three months ended September 30, 2015, compared to $15.90 per barrel for the three months ended September 30, 2014. The contango environment for the three months ended September 30, 2015 created a cost of crude benefit of $0.57 per barrel compared to the backwardated environment creating a cost of crude detriment of $1.16 per barrel for the three months ended September 30, 2014.
Interest Expense. Interest expense for the three months ended September 30, 2015 was $11.5 million, compared to $11.6 million for the three months ended September 30, 2014, a decrease of $0.1 million, or 0.9%.
State Income Tax Expense. State income tax expense was $0.5 million for the three months ended September 30, 2015, compared to $1.1 million for the three months ended September 30, 2014, a decrease of $0.6 million. This decrease was primarily due to the State of Texas permanently reducing the Texas Margin Tax from 1.0% to 0.75% during 2015.
Net Income. Net income for the three months ended September 30, 2015 was $53.8 million, compared to $77.0 million for the three months ended September 30, 2014, a decrease of $23.2 million, or 30.1%. This decrease was attributable to the factors discussed above.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Net Sales. Net sales for the nine months ended September 30, 2015 were $1,719.3 million, compared to $2,421.2 million for the nine months ended September 30, 2014, a decrease of $701.9 million, or 29.0%. This decrease was primarily due to lower refined product prices, partially offset by higher refinery throughput. The average per gallon price of Gulf Coast gasoline for the nine months ended September 30, 2015 decreased $1.05, or 38.7%, to $1.66, compared to $2.71 for the nine months ended September 30, 2014. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the nine months ended

September 30, 2015 decreased $1.20, or 41.7%, to $1.68, compared to $2.88 for the nine months ended September 30, 2014. Refinery average throughput for the nine months ended September 30, 2015 was 74,562 bpd compared to 62,382 bpd for the nine months ended September 30, 2014, an increase of 19.5%. During the nine months ended September 30, 2014, refinery throughput was reduced as we completed both the planned major turnaround and the vacuum tower project.
Cost of Sales. Cost of sales for the nine months ended September 30, 2015 were $1,397.4 million, compared to $2,125.8 million for the nine months ended September 30, 2014, a decrease of $728.4 million, or 34.3%. This decrease was primarily due to reduced crude oil prices, partially offset by higher refinery throughput. The average price of WTI Cushing decreased 49.0% to $50.91 per barrel for the nine months ended September 30, 2015 from $99.74 per barrel for the nine months ended September 30, 2014.
Direct Operating Expenses. Direct operating expenses for the nine months ended September 30, 2015 were $71.8 million, compared to $79.8 million for the nine months ended September 30, 2014, a decrease of $8.0 million, or 10.0%. This decrease was primarily due to lower maintenance and utility costs for the nine months ended September 30, 2015.
Selling, General and Administrative Expenses. SG&A expenses for the nine months ended September 30, 2015 were $24.7 million, compared to $19.5 million for the nine months ended September 30, 2014, an increase of $5.2 million, 26.7%. This increase was primarily due to higher allocated costs for the nine months ended September 30, 2015.
Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2015 was $41.3 million, compared to $33.4 million for the nine months ended September 30, 2014, an increase of $7.9 million, or 23.7%. This increase was primarily due to increased amortization of turnaround and catalyst replacement costs during the nine months ended September 30, 2015 resulting from the completion of the planned major turnaround during the second quarter of 2014.
Operating Income. Operating income for the nine months ended September 30, 2015 was $184.2 million, compared to $162.7 million for the nine months ended September 30, 2014, an increase of $21.5 million, or 13.2%. This increase was primarily due to higher refinery throughput, partially offset by lower refinery operating margin. Refinery operating margin for the nine months ended September 30, 2015 was $15.95 per barrel, compared to $17.35 per barrel for the nine months ended September 30, 2014. This decrease in operating margin was primarily due to the less favorable industry margin environment. The unfavorable contraction in the WTI Cushing to WTI Midland and the WTI Cushing to WTS spreads was greater than the improvement in the Gulf Coast 3/2/1 spread and the cost of crude benefit from the market moving from backwardation into contango.
The average WTI Cushing to WTI Midland spread narrowed to $0.60 per barrel for the nine months ended September 30, 2015, compared to $7.31 per barrel for the nine months ended September 30, 2014. The average WTI Cushing to WTS spread narrowed to $0.02 per barrel for the nine months ended September 30, 2015, compared to $6.58 per barrel for the nine months ended September 30, 2014. The average Gulf Coast 3/2/1 crack spread increased to $19.08 per barrel for the nine months ended September 30, 2015, compared to $16.37 per barrel for the nine months ended September 30, 2014. The contango environment for the nine months ended September 30, 2015 created a cost of crude benefit of $1.04 per barrel compared to the backwardated environment creating a cost of crude detriment of $0.74 per barrel for the nine months ended September 30, 2014.
Interest Expense. Interest expense was $34.0 million for the nine months ended September 30, 2015, compared to $34.5 million for the nine months ended September 30, 2014, a decrease of $0.5 million, or 1.4%.
State Income Tax Expense. State income tax expense was $0.5 million for the nine months ended September 30, 2015, compared to $1.8 million for the nine months ended September 30, 2014, a decrease of $1.3 million. This decrease was primarily due to the State of Texas permanently reducing the Texas Margin Tax from 1.0% to 0.75% during the nine months ended September 30, 2015, which generated a deferred tax credit in the period.
Net Income. Net income for the nine months ended September 30, 2015 was $149.7 million, compared to $127.0 million for the nine months ended September 30, 2014, an increase of $22.7 million, or 17.9%. This increase was attributable to the factors discussed above.
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
Cash Flows
The following table sets forth our consolidated cash flows for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended
	September 30,
	2015	2014
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$219,232	$139,374
Investing activities	(15,322)	(63,081)
Financing activities	(174,957)	(114,581)
Net increase (decrease) in cash and cash equivalents	$28,953	$(38,288)
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $219.2 million during the nine months ended September 30, 2015 compared to $139.4 million during the nine months ended September 30, 2014. The increase in net cash provided by operating activities of $79.8 million was primarily due to increased net income after adjusting for non-cash items of $30.0 million, reduced cash used for accounts payable and accrued liabilities of $55.5 million, reduced cash used for inventories of $13.7 million and reduced cash used for prepaid expenses and other current assets of $7.7 million, partially offset by increased cash used for other assets of $3.7 million, lower cash collected on accounts receivable of $18.6 million and reduced cash provided by other non-current liabilities of $4.7 million.
Cash Flows Used In Investing Activities
Net cash used in investing activities was $15.3 million during the nine months ended September 30, 2015 compared to $63.1 million during the nine months ended September 30, 2014. The decrease in net cash used in investing activities of $47.8 million was primarily due to the 2014 capital expenditures and capital expenditures for turnarounds and catalysts associated with the planned major turnaround completed during the nine months ended September 30, 2014.
Cash Flows Used In Financing Activities
Net cash used in financing activities was $175.0 million during the nine months ended September 30, 2015 compared to $114.6 million during the nine months ended September 30, 2014. The increase in net cash used in financing activities of $60.4 million was primarily due to higher distributions to unitholders of $90.6 million and increased payments on inventory financing arrangements of $7.9 million, partially offset by lower repayments on our revolving credit facility of $40.0 million.
Indebtedness
Revolving Credit Facility. We have a $240.0 million revolving credit facility that can be used both for borrowings and the issuance of letters of credit. We had borrowings of $50.0 million and $60.0 million and letters of credit outstanding of $35.1 million and $23.5 million under this facility at September 30, 2015 and December 31, 2014, respectively.
In May 2015, the revolving credit facility was amended to, among other matters, extend the expiration date to May 2019. Borrowings under the revolving credit facility now bear interest at the Eurodollar rate plus 3.00% per annum.

Capital Spending
Each year the board of directors of our General Partner approves capital projects, including sustaining maintenance, regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, our management assesses opportunities for growth and profit improvement projects on an ongoing basis and any related projects require further approval from the board of directors of our General Partner. Our total capital expenditure projection for 2015 is $32.0 million, which includes expenditures for catalysts and turnarounds and approximately $10.4 million of special regulatory projects. Approximately $15.3 million has been spent during the nine months ended September 30, 2015.
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
We maintain inventories of crude oil, refined products and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At September 30, 2015, the market value of refined products and blendstock inventories was less than inventories on a LIFO cost basis which resulted in recording a lower of cost or market reserve of $7.4 million. At September 30, 2015, the market value of crude oil inventories exceeded LIFO costs, net of the fair value hedged item, by $8.9 million.
As of September 30, 2015, we held 0.3 million barrels of refined products and blendstock and 0.4 million barrels of crude oil inventories valued under the LIFO valuation method. If the market value of refined products and blendstock inventories would have been $1.00 per barrel lower, our lower of cost or market reserve would have increased by $0.3 million. If the market value of crude oil would have been $1.00 per barrel lower, the amount by which market value exceeded LIFO costs, net of the fair value hedged item, would have decreased by $0.4 million.
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
The following table provides information about our commodity derivative contracts as of September 30, 2015:

Description	Contract Volume	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	(barrels)	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-long (Crude)	209,263	$45.87	$—	$9,598	$9,127	$(471)
Forwards-long (Gasoline)	130,817	56.77	—	7,427	7,344	(83)
Forwards-short (Distillate)	(62,893)	—	63.52	(3,995)	(4,246)	(251)
Forwards-long (Jet)	26,809	60.92	—	1,633	1,638	5
Forwards-short (Slurry)	(3,263)	—	33.41	(109)	(107)	2
Forwards-long (Catfeed)	39,462	53.80	—	2,123	2,153	30
Forwards-short (Slop)	(6,765)	—	35.47	(240)	(241)	(1)
Forwards-short (Propane)	(50,000)	—	18.15	(907)	(930)	(23)
Forwards-long (Butane)	73,585	24.65	—	1,814	1,932	118
Futures-short (Crude)	(254,000)	—	46.04	(11,694)	(11,453)	241
Futures-short (Gasoline)	(194,000)	—	57.10	(11,077)	(11,136)	(59)
Futures-long (Distillate)	3,000	84.66	—	254	194	(60)

Interest Rate Risk
As of September 30, 2015, our outstanding debt balance of $293.1 million, excluding discounts, was subject to floating interest rates, of which $50.0 million was charged interest at the Eurodollar rate plus 3.00% and $243.1 million was charged interest at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00%.
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
101
The following financial information from Alon USA Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Partners, LP
		By:	Alon USA Partners GP, LLC
its general partner

Date:	November 3, 2015	By:	/s/ David Wiessman
David Wiessman
Executive Chairman of the Board

Date:	November 3, 2015	By:	/s/ Paul Eisman
Paul Eisman
President, Chief Executive Officer and Director

Date:	November 3, 2015	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)