Form 10-Q
period 2016-03-31
Alon USA Partners, LP
filed 2016-05-09
CIK 1556766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the Registrant’s common limited partner units outstanding as of April 30, 2016, was 62,510,039.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$123,196	$132,953
Accounts and other receivables, net	68,916	59,581
Accounts and other receivables, net - related parties	9,532	8,005
Inventories	31,330	35,444
Prepaid expenses and other current assets	4,609	6,745
Total current assets	237,583	242,728
Property, plant and equipment, net	432,986	434,619
Other assets, net	74,859	71,237
Total assets	$745,428	$748,584
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$258,911	$253,325
Accrued liabilities	43,108	40,707
Current portion of long-term debt	2,500	2,500
Total current liabilities	304,519	296,532
Other non-current liabilities	34,137	31,513
Long-term debt	289,368	289,582
Total liabilities	628,024	617,627
Commitments and contingencies (Note 11)
Partners’ equity:
General Partner	—	—
Common unitholders - 62,510,039 units issued and outstanding at March 31, 2016 and December 31, 2015	117,404	130,957
Total partners’ equity	117,404	130,957
Total liabilities and partners’ equity	$745,428	$748,584

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per unit data)

	For the Three Months Ended
	March 31,
	2016	2015
Net sales (1)	$368,009	$542,442
Operating costs and expenses:
Cost of sales	319,333	450,595
Direct operating expenses	25,044	23,416
Selling, general and administrative expenses	7,309	5,903
Depreciation and amortization	14,206	13,993
Total operating costs and expenses	365,892	493,907
Operating income	2,117	48,535
Interest expense	(10,587)	(11,693)
Other income (loss), net	84	(41)
Income (loss) before state income tax expense	(8,386)	36,801
State income tax expense	176	350
Net income (loss)	$(8,562)	$36,451
Earnings (loss) per unit	$(0.14)	$0.58
Weighted average common units outstanding (in thousands)	62,510	62,507
Cash distribution per unit	$0.08	$0.70
___________

(1)	Includes sales to related parties of $63,110 and $82,889 for the three months ended March 31, 2016 and 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(8,562)	$36,451
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	14,206	13,993
Unit-based compensation	10	5
Amortization of debt issuance costs	563	527
Amortization of original issuance discount	154	145
Changes in operating assets and liabilities:
Accounts and other receivables, net	(9,335)	(20,159)
Accounts and other receivables, net - related parties	(1,527)	(1,004)
Inventories	4,114	9,863
Prepaid expenses and other current assets	2,136	1,812
Other assets, net	(6,661)	(2,910)
Accounts payable	5,586	(524)
Accrued liabilities	3,385	(14,925)
Other non-current liabilities	2,593	3,813
Net cash provided by operating activities	6,662	27,087
Cash flows from investing activities:
Capital expenditures	(8,112)	(2,321)
Capital expenditures for turnarounds and catalysts	(2,681)	(1,484)
Net cash used in investing activities	(10,793)	(3,805)
Cash flows from financing activities:
Distributions paid to unitholders	(921)	(8,055)
Distributions paid to unitholders - Alon Energy	(4,080)	(35,700)
Inventory agreement transactions	—	35,160
Revolving credit facility, net	—	(10,000)
Payments on long-term debt	(625)	(625)
Net cash used in financing activities	(5,626)	(19,220)
Net increase (decrease) in cash and cash equivalents	(9,757)	4,062
Cash and cash equivalents, beginning of period	132,953	106,325
Cash and cash equivalents, end of period	$123,196	$110,387
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$10,144	$11,539
Cash paid for income tax	$176	$350
Supplemental disclosure of non-cash activity:
Capital expenditures included in accounts payable and accrued liabilities	$—	$661

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

(1)	Basis of Presentation
As used in this report, the terms “Alon,” the “Partnership,” “we,” “our” and “us” or like terms refer to Alon USA Partners, LP, and its consolidated subsidiaries or to Alon USA Partners, LP or an individual subsidiary. References in this report to “Alon Energy” refer collectively to Alon USA Energy, Inc. and any of its consolidated subsidiaries, other than Alon USA Partners, LP, its subsidiaries and its general partner.
We are a Delaware limited partnership formed in August 2012 by Alon Energy and its wholly-owned subsidiary Alon USA Partners GP, LLC (the “General Partner”), which owns 100% of our non-economic general parter interest.
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
In the opinion of the General Partner’s management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances may have been aggregated or disaggregated in order to conform to the current year presentation. Our results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results that may be realized for the year ending December 31, 2016.
Our consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
In February 2016, the FASB issued new guidance on the accounting for leases, which requires lessees to recognize assets and liabilities on the balance sheet for the present value of the rights and obligations created by all leases with terms of more than 12 months. The ASU also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The requirements from this guidance are effective for interim and annual periods beginning after December 31, 2018. We are evaluating the guidance to determine the impact this standard will have on our consolidated financial statements.

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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at March 31, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
As of March 31, 2016
Assets:
Commodity contracts (futures and forwards)	$75	$—	$—	$75
Fair value hedge of consigned inventory	—	12,590	—	12,590

As of December 31, 2015
Assets:
Fair value hedge of consigned inventory	$—	$11,564	$—	$11,564
Liabilities:
Commodity contracts (futures and forwards)	40	—	—	40

(3)	Derivative Financial Instruments
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
We have certain commodity contracts associated with the Supply and Offtake Agreement discussed in Note 5 that have been accounted for as a fair value hedge, which had purchase volumes of 252 thousand barrels of crude oil as of March 31, 2016.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following tables present the effect of derivative instruments on the consolidated balance sheets:

	As of March 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$304	Accrued liabilities	$229
Total derivatives not designated as hedging instruments		304		229

Derivatives designated as hedging instruments:
Fair value hedge of consigned inventory	Other assets	$12,590		$—
Total derivatives designated as hedging instruments		12,590		—
Total derivatives		$12,894		$229

	As of December 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$59	Accrued liabilities	$99
Total derivatives not designated as hedging instruments		59		99

Derivatives designated as hedging instruments:
Fair value hedge of consigned inventory	Other assets	$11,564		$—
Total derivatives designated as hedging instruments		11,564		—
Total derivatives		$11,623		$99
The following tables present the effect of derivative instruments on the consolidated statements of operations:
Derivatives in fair value hedging relationships:

		Gain Recognized in Income
		For the Three Months Ended
		March 31,
	Location	2016	2015
Fair value hedge of consigned inventory (1)	Interest expense	$1,026	$2,923
Total derivatives		$1,026	$2,923
_______________________

(1)	Changes in the fair value hedge are substantially offset in earnings by changes in the hedged item.
Derivatives not designated as hedging instruments:

		Gain Recognized in Income
		For the Three Months Ended
		March 31,
	Location	2016	2015
Commodity contracts (futures and forwards)	Cost of sales	$5,374	$474
Total derivatives		$5,374	$474

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
The following table presents offsetting information regarding our derivatives by type of transaction as of March 31, 2016 and December 31, 2015:

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of March 31, 2016
Derivative Assets:
Commodity contracts (futures and forwards)	$455	$(151)	$304	$(229)	$—	$75
Fair value hedge of consigned inventory	12,590	—	12,590	—	—	12,590
Derivative Liabilities:
Commodity contracts (futures and forwards)	$380	$(151)	$229	$(229)	$—	$—

As of December 31, 2015
Derivative Assets:
Commodity contracts (futures and forwards)	$192	$(133)	$59	$(59)	$—	$—
Fair value hedge of consigned inventory	11,564	—	11,564	—	—	11,564
Derivative Liabilities:
Commodity contracts (futures and forwards)	$232	$(133)	$99	$(59)	$—	$40
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
The cost of meeting our obligations under these compliance programs was $819 and $4,538 for the three months ended March 31, 2016 and 2015, respectively. These amounts are reflected in cost of sales in the consolidated statements of operations.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(4)	Inventories
Carrying value of inventories consisted of the following:

	March 31, 2016	December 31, 2015
Crude oil, refined products and blendstocks	$20,688	$24,548
Crude oil consignment inventory (Note 5) (1)	(300)	(95)
Materials and supplies	10,942	10,991
Total inventories	$31,330	$35,444
_______________________

(1)	The fair value of the hedged item designated in our fair value hedge reduced the carrying value of our consigned inventory valued at LIFO below zero at March 31, 2016 and December 31, 2015.
At March 31, 2016 and December 31, 2015, the market value of refined products and blendstock inventories was less than inventories on a LIFO cost basis which resulted in recording a lower of cost or market reserve of $8,450 and $9,396, respectively. At March 31, 2016 and December 31, 2015, the market value of crude oil inventories exceeded LIFO costs, net of the fair value hedged item, by $8,168 and $6,387, respectively.

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
At March 31, 2016 and December 31, 2015, we had net current receivables with J. Aron for sales of $5,728 and $4,975, respectively, and a consignment inventory receivable representing a deposit paid to J. Aron of $6,290 and $6,290, respectively. At March 31, 2016 and December 31, 2015, we had non-current liabilities for the original financing of $11,285 and $9,761, respectively, net of the related fair value hedge.
Additionally, we had net current receivables of $304 and net current payables of $99 at March 31, 2016 and December 31, 2015, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

(6)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	March 31, 2016	December 31, 2015
Refining facilities	$717,226	$709,779
Accumulated depreciation	(284,240)	(275,160)
Property, plant and equipment, net	$432,986	$434,619

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(7)	Additional Financial Information
The following tables provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	March 31, 2016	December 31, 2015
Deferred turnaround and catalyst cost	$45,982	$43,021
Receivable from supply and offtake agreement (Note 5)	6,290	6,290
Fair value hedge of consigned inventory (Note 5)	12,590	11,564
Other	9,997	10,362
Total other assets	$74,859	$71,237

(b)	Accounts Payable
Included in accounts payable was $144,242 and $91,179 related to RINs activity as of March 31, 2016 and December 31, 2015, respectively.

(c)	Accrued Liabilities and Other Non-Current Liabilities

	March 31, 2016	December 31, 2015
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$29,582	$25,018
Accrued finance charges	412	394
Environmental accrual (Note 11)	1,716	1,716
Commodity contracts	229	99
Other	11,169	13,480
Total accrued liabilities	$43,108	$40,707

Other Non-Current Liabilities:
Consignment inventory obligation (Note 5)	$23,875	$21,325
Environmental accrual (Note 11)	4,727	4,725
Asset retirement obligations	2,999	2,927
Other	2,536	2,536
Total other non-current liabilities	$34,137	$31,513

(8)	Indebtedness
Debt consisted of the following:

	March 31, 2016	December 31, 2015
Term loan credit facility	$236,868	$237,082
Revolving credit facility	55,000	55,000
Total debt	291,868	292,082
Less: Current portion	2,500	2,500
Total long-term debt	$289,368	$289,582
Outstanding letters of credit under the revolving credit facility were $53,200 and $48,590 at March 31, 2016 and December 31, 2015, respectively.
The revolving credit facility contains maintenance financial covenants. At March 31, 2016, we were in compliance with these covenants.

(9)	Partners' Equity (unit values in dollars)
Cash Distributions
We have adopted a policy pursuant to which we will distribute all of the available cash generated each quarter, as defined in the partnership agreement, subject to the approval of the board of directors of the General Partner. The per unit amount of available cash to be distributed each quarter, if any, will be distributed within 60 days following the end of such quarter.
The following table summarizes the Partnership’s cash distribution activity during the period:

	Cash Available for Distribution per Unit (1)	Distribution Amount Per Unit	Total Distribution Amount
First Quarter 2016	$—	$0.08	$5,001
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
Alon Energy performs general corporate and administrative services and functions for us and their other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing and internal audit services. Alon Energy allocates the expenses actually incurred in performing these services to the Partnership based primarily on the estimated amount of time the individuals performing such services devote to our business and affairs relative to the amount of time they devote to the business and affairs of Alon Energy’s other subsidiaries. The management of Alon Energy and the General Partner consider these allocations to be reasonable. We record the amount of such allocations as selling, general and administrative expenses. Our allocation for selling, general and administrative expenses were $3,420 and $2,625 for the three months ended March 31, 2016 and 2015, respectively.

(b)	Labor Costs
As we are operated as a component of Alon Energy’s integrated operations, we have no employees. As a result, employee expense costs for Alon Energy employees working in our operations have been allocated to us and recorded as payroll expense in direct operating expenses. The allocated portion of Alon Energy’s employee expense costs included in direct operating expenses were $7,262 and $6,332 for the three months ended March 31, 2016 and 2015, respectively.

(c)	Insurance Costs
Insurance costs related to the Big Spring refinery and wholesale marketing operations are allocated to us by Alon Energy based on estimated insurance premiums on a stand-alone basis relative to Alon Energy’s total insurance premium. Our allocation for insurance costs included in direct operating expenses were $860 and $1,544 for the three months ended March 31, 2016 and 2015, respectively.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Leasing Agreements
In June 2014, we entered into six-year lease agreements with a subsidiary of Alon Energy to lease equipment at the Big Spring refinery. The lease agreements were effective July 1, 2014 and require fixed monthly payments amounting to $4,920 annually. Related to these agreements, we recorded selling, general and administrative expense of $1,230 for the three months ended March 31, 2016 and 2015.
Transactions with Delek US Holdings, Inc.
In May 2015, Delek US Holdings, Inc. (“Delek”) completed the purchase of approximately 48% of Alon Energy’s outstanding common stock from Alon Israel Oil Company, Ltd. We have transactions with Delek that occur in the ordinary course of business. Including amounts prior to the transaction, we purchased $1,339 and $173 of refined products from Delek for the three months ended March 31, 2016 and 2015, respectively.
Distributions
During the three months ended March 31, 2016, we paid cash distributions of $5,001, or $0.08 per unit, of which $4,080 was paid to Alon Energy. During the three months ended March 31, 2015, we paid cash distributions of $43,755, or $0.70 per unit, of which $35,700 was paid to Alon Energy.

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
We have accrued environmental remediation obligations of $6,443 ($1,716 current liability and $4,727 non-current liability) at March 31, 2016, and $6,441 ($1,716 accrued liability and $4,725 non-current liability) at December 31, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report to the “Partnership,” “Alon,” “we,” “our” and “us” or like terms, refer to Alon USA Partners, LP and its consolidated subsidiaries. Unless the context otherwise requires, references in this report to “Alon Energy” refers to Alon USA Energy, Inc. and any of its consolidated subsidiaries other than the Partnership, its subsidiaries and its general partner. The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

•	changes in fuel and utility costs incurred by our refinery;

•	disruptions due to equipment interruption, pipeline disruptions or failures at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects and cost of compliance with the renewable fuel standards program, including the availability, cost and price volatility of renewable identification numbers;

•	the effects and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	the effects of seasonality on demand for our products;

•	the level of competition from other petroleum refiners;

•	operating hazards, accidents, fires, severe weather, floods and other natural disasters, casualty losses and other matters beyond our control, which could result in unscheduled downtime;

•	the effect of any national or international financial crisis on our business and financial condition; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Risk Factors.”
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
Company Overview
We are a limited partnership formed in August 2012 and engaged principally in the business of operating a crude oil refinery in Big Spring, Texas, with a crude oil throughput capacity of 73,000 barrels per day (“bpd”), which we refer to as our Big Spring refinery. We refine crude oil into finished products, which we market primarily in Central and West Texas, Oklahoma, New Mexico and Arizona through our integrated wholesale distribution network to both Alon Energy’s retail convenience stores and other third-party distributors. We distribute fuel products through a network of pipelines and terminals that we own or access through leases or long-term throughput agreements.
For additional information on each of our operating segments, see Items 1. and 2. “Business and Properties” included in our Annual Report on Form 10-K for the year ended December 31, 2015.
First Quarter Operational and Financial Highlights
Operating income for the first quarter of 2016 was $2.1 million, compared to $48.5 million for the same period last year. Our operational and financial highlights for the first quarter of 2016 include the following:

•
Big Spring refinery average throughput for the first quarter of 2016 was 67,536 bpd compared to 72,360 bpd for the first quarter of 2015. The reduced throughput at our Big Spring refinery was the result of planned downtime to complete a reformer regeneration and catalyst replacement for our diesel hydrotreater unit in the beginning of the first quarter of 2016.

•
Operating margin at the Big Spring refinery was $7.77 per barrel for the first quarter of 2016 compared to $13.80 per barrel for the same period in 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 3/2/1 crack spread and a narrowing of both the WTI Cushing to WTI Midland and the WTI Cushing to WTS spreads, partially offset by the cost of crude benefit from the market moving further into contango in 2016.

•	The average Gulf Coast 3/2/1 crack spread was $11.24 per barrel for the first quarter of 2016 compared to $17.74 per barrel for the first quarter of 2015.

•
The average WTI Cushing to WTI Midland spread for the first quarter of 2016 was $(0.13) per barrel compared to $1.95 per barrel for the same period in 2015. The average WTI Cushing to WTS spread for the first quarter of 2016 was $(0.10) per barrel compared to $1.76 per barrel for the same period in 2015. The average Brent to WTI Cushing spread for the first quarter of 2016 was $0.49 per barrel compared to $5.44 per barrel for the same period in 2015.

•
The contango environment in the first quarter of 2016 created an average cost of crude benefit of $1.83 per barrel compared to an average cost of crude benefit of $0.65 per barrel for the same period in 2015.

•	During the first quarter of 2016, the cash available for distribution was $0.00 per unit, compared to $0.71 per unit during the first quarter of 2015.
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
Factors Affecting Comparability
Our financial condition and operating results over the three months ended March 31, 2016 and 2015 have been influenced by the following factor which is fundamental to understanding comparisons of our period-to-period financial performance.
Planned Maintenance and Reduced Crude Oil Throughput
During the three months ended March 31, 2016, throughput at the Big Spring refinery was reduced as a result of planned downtime to complete a reformer regeneration and catalyst replacement for our diesel hydrotreater unit.

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

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for the three months ended March 31, 2016 and 2015. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2015 is unaudited.

	For the Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands, except per unit data, per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$368,009	$542,442
Operating costs and expenses:
Cost of sales	319,333	450,595
Direct operating expenses	25,044	23,416
Selling, general and administrative expenses	7,309	5,903
Depreciation and amortization	14,206	13,993
Total operating costs and expenses	365,892	493,907
Operating income	2,117	48,535
Interest expense	(10,587)	(11,693)
Other income (loss), net	84	(41)
Income (loss) before state income tax expense	(8,386)	36,801
State income tax expense	176	350
Net income (loss)	$(8,562)	$36,451
Earnings (loss) per unit	$(0.14)	$0.58
Weighted average common units outstanding (in thousands)	62,510	62,507
Cash distribution per unit	$0.08	$0.70
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$6,662	$27,087
Investing activities	(10,793)	(3,805)
Financing activities	(5,626)	(19,220)
OTHER DATA:
Adjusted EBITDA (2)	$16,407	$62,487
Capital expenditures	8,112	2,321
Capital expenditures for turnarounds and catalysts	2,681	1,484
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (3)	$7.77	$13.80
Refinery direct operating expense (4)	4.07	3.60
PRICING STATISTICS:
Crack spreads (per barrel):
Gulf Coast 3/2/1	$11.24	$17.74
WTI Cushing crude oil (per barrel)	$33.30	$48.48
Crude oil differentials (per barrel):
WTI Cushing less WTI Midland	$(0.13)	$1.95
WTI Cushing less WTS	(0.10)	1.76
Brent less WTI Cushing	0.49	5.44
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$1.07	$1.52
Gulf Coast ultra-low sulfur diesel	1.03	1.69
Natural gas (per MMBtu)	1.98	2.81

	March 31, 2016	December 31, 2015
BALANCE SHEET DATA (end of period):	(dollars in thousands)
Cash and cash equivalents	$123,196	$132,953
Working capital	(66,936)	(53,804)
Total assets	745,428	748,584
Total debt	291,868	292,082
Total debt less cash and cash equivalents	168,672	159,129
Total partners’ equity	117,404	130,957

THROUGHPUT AND PRODUCTION DATA:	For the Three Months Ended
	March 31,
	2016		2015
	bpd	%	bpd	%
Refinery throughput:
WTS crude	36,554	54.1	44,865	62.0
WTI crude	27,760	41.1	24,137	33.4
Blendstocks	3,222	4.8	3,358	4.6
Total refinery throughput (5)	67,536	100.0	72,360	100.0
Refinery production:
Gasoline	34,100	50.5	36,192	49.7
Diesel/jet	22,682	33.6	26,086	35.9
Asphalt	3,148	4.6	3,278	4.5
Petrochemicals	3,617	5.3	4,810	6.6
Other	4,027	6.0	2,394	3.3
Total refinery production (6)	67,574	100.0	72,760	100.0
Refinery utilization (7)		93.2%		94.5%

(1)	Includes sales to related parties of $63,110 and $82,889 for the three months ended March 31, 2016 and 2015, respectively.

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

The following table reconciles net income (loss) to Adjusted EBITDA for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands)
Net income (loss)	$(8,562)	$36,451
State income tax expense	176	350
Interest expense	10,587	11,693
Depreciation and amortization	14,206	13,993
Adjusted EBITDA	$16,407	$62,487

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

Refinery operating margin for the three months ended March 31, 2016 and 2015 excludes gains related to inventory adjustments of $946 and $1,990, respectively.

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

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Net Sales. Net sales for the three months ended March 31, 2016 were $368.0 million, compared to $542.4 million for the three months ended March 31, 2015, a decrease of $174.4 million, or 32.2%. This decrease was primarily due to lower refined product prices and lower refinery throughput for the three months ended March 31, 2016. The average per gallon price of Gulf Coast gasoline for the three months ended March 31, 2016 decreased $0.45, or 29.6%, to $1.07, compared to $1.52 for the three months ended March 31, 2015. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended March 31, 2016 decreased $0.66, or 39.1%, to $1.03, compared to $1.69 for the three months ended March 31, 2015. Refinery average throughput for the three months ended March 31, 2016 was 67,536 bpd compared to 72,360 bpd for the three months ended March 31, 2015, a decrease of 6.7%. The reduced throughput at our Big Spring refinery was the result of planned downtime to complete a reformer regeneration and catalyst replacement for our diesel hydrotreater unit in the beginning of the first quarter of 2016.
Cost of Sales. Cost of sales for the three months ended March 31, 2016 were $319.3 million, compared to $450.6 million for the three months ended March 31, 2015, a decrease of $131.3 million, or 29.1%. This decrease was primarily due to reduced crude oil prices and lower refinery throughput. The average price of WTI Cushing decreased 31.3% to $33.30 per barrel for the three months ended March 31, 2016 from $48.48 per barrel for the three months ended March 31, 2015.
Direct Operating Expenses. Direct operating expenses for the three months ended March 31, 2016 were $25.0 million, compared to $23.4 million for the three months ended March 31, 2015, an increase of $1.6 million, or 6.8%. This increase was primarily due to higher maintenance costs, partially offset by lower utility costs for the three months ended March 31, 2016.
Selling, General and Administrative Expenses. SG&A expenses for the three months ended March 31, 2016 were $7.3 million, compared to $5.9 million for the three months ended March 31, 2015, an increase of $1.4 million, 23.7%. This increase was primarily due to higher costs associated with operating leases at our refinery for the three months ended March 31, 2016.
Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2016 was $14.2 million, compared to $14.0 million for the three months ended March 31, 2015, an increase of $0.2 million, or 1.4%.
Operating Income. Operating income for the three months ended March 31, 2016 was $2.1 million, compared to $48.5 million for the three months ended March 31, 2015, a decrease of $46.4 million, or 95.7%. This decrease was primarily due to lower refinery throughput and lower refinery operating margin. Refinery operating margin for the three months ended March 31, 2016 was $7.77 per barrel, compared to $13.80 per barrel for the three months ended March 31, 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 3/2/1 crack spread and a narrowing of both the WTI Cushing to WTI Midland and the WTI Cushing to WTS spreads, partially offset by the cost of crude benefit from the market moving further into contango in 2016.
The average Gulf Coast 3/2/1 crack spread decreased to $11.24 per barrel for the three months ended March 31, 2016, compared to $17.74 per barrel for the three months ended March 31, 2015. The average WTI Cushing to WTI Midland spread narrowed to $(0.13) per barrel for the three months ended March 31, 2016, compared to $1.95 per barrel for the three months ended March 31, 2015. The average WTI Cushing to WTS spread narrowed to $(0.10) per barrel for the three months ended March 31, 2016, compared to $1.76 per barrel for the three months ended March 31, 2015. The average Brent to WTI Cushing spread narrowed to $0.49 per barrel for the three months ended March 31, 2016 compared to $5.44 per barrel for the three months ended March 31, 2015. The contango environment for the three months ended March 31, 2016 created an average cost of crude benefit of $1.83 per barrel compared to an average cost of crude benefit of $0.65 per barrel for the three months ended March 31, 2015.
Interest Expense. Interest expense was $10.6 million for the three months ended March 31, 2016, compared to $11.7 million for the three months ended March 31, 2015, a decrease of $1.1 million, or 9.4%.
State Income Tax Expense. State income tax expense was $0.2 million for the three months ended March 31, 2016, compared to $0.4 million for the three months ended March 31, 2015, a decrease of $0.2 million. This decrease was primarily due to the State of Texas permanently reducing the Texas Margin Tax from 1.0% to 0.75% during 2015.
Net Income (Loss). Net loss for the three months ended March 31, 2016 was $8.6 million, compared to net income of $36.5 million for the three months ended March 31, 2015, a decrease of $45.1 million. This decrease was attributable to the factors discussed above.

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
Cash Flows
The following table sets forth our consolidated cash flows for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$6,662	$27,087
Investing activities	(10,793)	(3,805)
Financing activities	(5,626)	(19,220)
Net increase (decrease) in cash and cash equivalents	$(9,757)	$4,062
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $6.7 million during the three months ended March 31, 2016 compared to $27.1 million during the three months ended March 31, 2015. The decrease in net cash provided by operating activities of $20.4 million was primarily due to decreased net income (loss) after adjusting for non-cash items of $44.8 million, increased cash used for inventories of $5.7 million, increased cash used for other assets of $3.8 million and reduced cash provided by other non-current liabilities of $1.2 million, partially offset by reduced cash used for accounts payable and accrued liabilities of $24.4 million, higher cash collected on accounts receivable of $10.3 million and reduced cash used for prepaid expenses and other current assets of $0.3 million.
Cash Flows Used In Investing Activities
Net cash used in investing activities was $10.8 million during the three months ended March 31, 2016 compared to $3.8 million during the three months ended March 31, 2015. The increase in net cash used in investing activities of $7.0 million was primarily due to completing a reformer regeneration and catalyst replacement for our diesel hydrotreater unit in the beginning of the first quarter of 2016.
Cash Flows Used In Financing Activities
Net cash used in financing activities was $5.6 million during the three months ended March 31, 2016 compared to $19.2 million during the three months ended March 31, 2015. The change in net cash used in financing activities of $13.6 million was primarily due to reduced distributions to unitholders of $38.8 million and lower repayments of $10.0 million on our revolving credit facility, partially offset by reduced cash received under inventory financing arrangements of $35.2 million during the three months ended March 31, 2016.

Indebtedness
Revolving Credit Facility. We have a $240.0 million revolving credit facility that can be used both for borrowings and the issuance of letters of credit. We had borrowings of $55.0 million and $55.0 million and letters of credit outstanding of $53.2 million and $48.6 million under this facility at March 31, 2016 and December 31, 2015, respectively.
Capital Spending
Each year the board of directors of our General Partner approves capital projects, including sustaining maintenance, regulatory and planned turnaround and catalyst projects that our management is authorized to undertake in our annual capital budget. Additionally, our management assesses opportunities for growth and profit improvement projects on an ongoing basis and any related projects require further approval from the board of directors of our General Partner. Our total capital expenditure plan for 2016 is $29.0 million, which includes expenditures for catalysts and turnarounds and approximately $7.2 million of special regulatory projects. Approximately $10.8 million has been spent during the three months ended March 31, 2016.
Contractual Obligations and Commercial Commitments
There have been no material changes outside the ordinary course of business from our contractual obligations and commercial commitments detailed in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Our critical accounting policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2015. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements are the use of the LIFO method for valuing certain inventories and the deferral and subsequent amortization of costs associated with major turnarounds and catalysts replacements. No significant changes to these accounting policies have occurred subsequent to December 31, 2015.
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
We maintain inventories of crude oil, refined products and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At March 31, 2016, the market value of refined products and blendstock inventories was less than inventories on a LIFO cost basis which resulted in recording a lower of cost or market reserve of $8.5 million. At March 31, 2016, the market value of crude oil inventories exceeded LIFO costs, net of the fair value hedged item, by $8.2 million.
As of March 31, 2016, we held 0.3 million barrels of refined products and blendstock and 0.4 million barrels of crude oil inventories valued under the LIFO valuation method. If the market value of refined products and blendstock inventories would have been $1.00 per barrel lower, the lower of cost or market recovery recorded would have been $0.3 million lower. If the market value of crude oil would have been $1.00 per barrel lower, the market value of crude oil inventories would have still exceeded LIFO costs, net of the fair value hedged item, by $7.8 million, requiring no inventory adjustment to be made.
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
The following table provides information about our commodity derivative contracts as of March 31, 2016:

Description	Contract Volume	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	(barrels)	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-short (Crude)	(51,030)	$—	$37.96	$(1,937)	$(1,953)	$(16)
Forwards-long (Gasoline)	221,101	58.22	—	12,872	13,156	284
Forwards-short (Distillate)	(1,666)	—	50.36	(84)	(88)	(4)
Forwards-short (Jet)	(13,449)	—	47.43	(638)	(648)	(10)
Forwards-short (Slurry)	(2,608)	—	22.64	(59)	(61)	(2)
Forwards-long (Catfeed)	77,526	50.86	—	3,943	4,068	125
Forwards-short (Slop)	(10,856)	—	27.96	(304)	(323)	(19)
Forwards-short (Propane)	(5,000)	—	18.02	(90)	(93)	(3)
Forwards-long (Butane)	73,375	22.92	—	1,682	1,631	(51)
Futures-long (Crude)	36,000	37.05	—	1,334	1,380	46
Futures-short (Gasoline)	(265,000)	—	60.06	(15,915)	(16,102)	(187)
Futures-long (Distillate)	24,000	51.51	—	1,236	1,195	(41)
Futures-short (Distillate)	(24,000)	—	47.82	(1,148)	(1,195)	(47)

Interest Rate Risk
As of March 31, 2016, our outstanding debt balance of $296.9 million, excluding discounts and debt issuance costs, was subject to floating interest rates, of which $55.0 million was charged interest at the Eurodollar rate plus 3.00% and $241.9 million was charged interest at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00%.
An increase of 1% in the Eurodollar rate on our indebtedness would result in an increase in our interest expense of approximately $1.0 million per year.

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
101
The following financial information from Alon USA Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Partners, LP
		By:	Alon USA Partners GP, LLC
its general partner

Date:	May 6, 2016	By:	/s/ David Wiessman
David Wiessman
Executive Chairman of the Board

Date:	May 6, 2016	By:	/s/ Paul Eisman
Paul Eisman
President, Chief Executive Officer and Director

Date:	May 6, 2016	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)