Form 10-Q
period 2016-06-30
Alon USA Partners, LP
filed 2016-08-02
CIK 1556766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the Registrant’s common limited partner units outstanding as of July 25, 2016, was 62,520,220.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$161,820	$132,953
Accounts and other receivables, net	78,546	59,581
Accounts and other receivables, net - related parties	10,359	8,005
Inventories	44,383	35,444
Prepaid expenses and other current assets	4,722	6,745
Total current assets	299,830	242,728
Property, plant and equipment, net	428,482	434,619
Other assets, net	64,349	71,237
Total assets	$792,661	$748,584
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$299,706	$253,325
Accrued liabilities	38,285	40,707
Current portion of long-term debt	2,500	2,500
Total current liabilities	340,491	296,532
Other non-current liabilities	44,376	31,513
Long-term debt	289,181	289,582
Total liabilities	674,048	617,627
Commitments and contingencies (Note 11)
Partners’ equity:
General Partner	—	—
Common unitholders - 62,520,220 and 62,510,039 units issued and outstanding at June 30, 2016 and December 31, 2015, respectively	118,613	130,957
Total partners’ equity	118,613	130,957
Total liabilities and partners’ equity	$792,661	$748,584

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per unit data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales (1)	$468,457	$625,064	$836,466	$1,167,506
Operating costs and expenses:
Cost of sales	410,735	507,122	730,068	957,717
Direct operating expenses	23,255	24,285	48,299	47,701
Selling, general and administrative expenses	8,802	10,215	16,111	16,118
Depreciation and amortization	14,667	13,591	28,873	27,584
Total operating costs and expenses	457,459	555,213	823,351	1,049,120
Operating income	10,998	69,851	13,115	118,386
Interest expense	(9,920)	(10,847)	(20,507)	(22,540)
Other income (loss), net	113	27	197	(14)
Income (loss) before state income tax expense (benefit)	1,191	59,031	(7,195)	95,832
State income tax expense (benefit)	—	(395)	176	(45)
Net income (loss)	$1,191	$59,426	$(7,371)	$95,877
Earnings (loss) per unit	$0.02	$0.95	$(0.12)	$1.53
Weighted average common units outstanding (in thousands)	62,515	62,509	62,512	62,508
Cash distribution per unit	$—	$0.71	$0.08	$1.41
___________

(1)	Includes sales to related parties of $76,884 and $101,233 for the three months and $139,994 and $184,122 for the six months ended June 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(7,371)	$95,877
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	28,873	27,584
Unit-based compensation	28	20
Deferred income taxes	—	(736)
Amortization of debt issuance costs	951	1,098
Amortization of original issuance discount	318	294
Changes in operating assets and liabilities:
Accounts and other receivables, net	(18,965)	(13,297)
Accounts and other receivables, net - related parties	(2,354)	(2,422)
Inventories	(8,939)	1,973
Prepaid expenses and other current assets	2,023	907
Other assets, net	3,719	1,500
Accounts payable	36,926	36,571
Accrued liabilities	(1,453)	(14,740)
Other non-current liabilities	12,831	(231)
Net cash provided by operating activities	46,587	134,398
Cash flows from investing activities:
Capital expenditures	(12,700)	(7,786)
Capital expenditures for turnarounds and catalysts	(8,224)	(2,004)
Net cash used in investing activities	(20,924)	(9,790)
Cash flows from financing activities:
Distributions paid to unitholders	(921)	(16,224)
Distributions paid to unitholders - Alon Energy	(4,080)	(71,910)
Inventory agreement transactions	9,455	30,135
Deferred debt issuance costs	—	(1,800)
Revolving credit facility, net	—	(20,000)
Payments on long-term debt	(1,250)	(1,250)
Net cash provided by (used in) financing activities	3,204	(81,049)
Net increase in cash and cash equivalents	28,867	43,559
Cash and cash equivalents, beginning of period	132,953	106,325
Cash and cash equivalents, end of period	$161,820	$149,884
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$19,882	$21,775
Cash paid for income tax	$176	$691

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
In the opinion of the General Partner’s management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances may have been aggregated or disaggregated in order to conform to the current year presentation. Our results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results that may be realized for the year ending December 31, 2016.
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
In June 2016, the FASB issued an accounting standard update requiring the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The requirements from the updated standard are effective for interim and annual periods beginning after December 15, 2019. We are evaluating the guidance to determine the impact this standard will have on our consolidated financial statements.

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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at June 30, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
As of June 30, 2016
Assets:
Commodity contracts (futures and forwards)	$77	$—	$—	$77
Fair value hedge of consigned inventory	—	7,341	—	7,341

As of December 31, 2015
Assets:
Fair value hedge of consigned inventory	$—	$11,564	$—	$11,564
Liabilities:
Commodity contracts (futures and forwards)	40	—	—	40

(3)	Derivative Financial Instruments
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
We have certain commodity contracts associated with the Supply and Offtake Agreement discussed in Note 5 that have been accounted for as a fair value hedge, which had purchase volumes of 183 thousand barrels of crude oil as of June 30, 2016.
The following tables present the effect of derivative instruments on the consolidated balance sheets:

	As of June 30, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$801	Accrued liabilities	$724
Total derivatives not designated as hedging instruments		801		724

Derivatives designated as hedging instruments:
Fair value hedge of consigned inventory	Other assets	$7,341		$—
Total derivatives designated as hedging instruments		7,341		—
Total derivatives		$8,142		$724

	As of December 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$59	Accrued liabilities	$99
Total derivatives not designated as hedging instruments		59		99

Derivatives designated as hedging instruments:
Fair value hedge of consigned inventory	Other assets	$11,564		$—
Total derivatives designated as hedging instruments		11,564		—
Total derivatives		$11,623		$99
The following tables present the effect of derivative instruments on the consolidated statements of operations:
Derivatives in fair value hedging relationships:

		Loss Recognized in Income
		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
	Location	2016	2015	2016	2015
Fair value hedge of consigned inventory (1)	Interest expense	$(5,249)	$(4,418)	$(4,223)	$(1,495)
Total derivatives		$(5,249)	$(4,418)	$(4,223)	$(1,495)
_______________________

(1)	Changes in the fair value hedge are substantially offset in earnings by changes in the hedged item.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
	Location	2016	2015	2016	2015
Commodity contracts (futures and forwards)	Cost of sales	$823	$(1,103)	$6,197	$(629)
Total derivatives		$823	$(1,103)	$6,197	$(629)
Offsetting Assets and Liabilities
Our derivative instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives, and we offset the fair value amounts recorded for derivative instruments to the extent possible under these agreements on our consolidated balance sheets.
The following table presents offsetting information regarding our derivatives by type of transaction as of June 30, 2016 and December 31, 2015:

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of June 30, 2016
Derivative Assets:
Commodity contracts (futures and forwards)	$1,159	$(358)	$801	$(724)	$—	$77
Fair value hedge of consigned inventory	7,341	—	7,341	—	—	7,341
Derivative Liabilities:
Commodity contracts (futures and forwards)	$1,082	$(358)	$724	$(724)	$—	$—

As of December 31, 2015
Derivative Assets:
Commodity contracts (futures and forwards)	$192	$(133)	$59	$(59)	$—	$—
Fair value hedge of consigned inventory	11,564	—	11,564	—	—	11,564
Derivative Liabilities:
Commodity contracts (futures and forwards)	$232	$(133)	$99	$(59)	$—	$40
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

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The cost of meeting our obligations under these compliance programs was $2,089 and $1,963 for the three months ended and $2,908 and $6,501 for the six months ended June 30, 2016 and 2015, respectively. These amounts are reflected in cost of sales in the consolidated statements of operations.

(4)	Inventories
Carrying value of inventories consisted of the following:

	June 30, 2016	December 31, 2015
Crude oil, refined products and blendstocks	$32,301	$24,548
Crude oil consignment inventory (Note 5) (1)	912	(95)
Materials and supplies	11,170	10,991
Total inventories	$44,383	$35,444
_______________________

(1)	The fair value of the hedged item designated in our fair value hedge reduced the carrying value of our consigned inventory valued at LIFO below zero at December 31, 2015.
At June 30, 2016 and December 31, 2015, the market value of refined products and blendstock inventories was less than inventories on a LIFO cost basis which resulted in recording a lower of cost or market reserve of $5,931 and $9,396, respectively. At June 30, 2016 and December 31, 2015, the market value of crude oil inventories exceeded LIFO costs, net of the fair value hedged item, by $8,212 and $6,387, respectively.

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
At June 30, 2016 and December 31, 2015, we had net current payables of $4,153 and net current receivables of $4,975, respectively, with J. Aron for purchases and sales, and a consignment inventory receivable representing a deposit paid to J. Aron of $6,290 and $6,290, respectively. At June 30, 2016 and December 31, 2015, we had non-current liabilities for the original financing of $9,957 and $9,761, respectively, net of the related fair value hedge.
Additionally, we had net current payables of $724 and $99 at June 30, 2016 and December 31, 2015, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(6)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	June 30, 2016	December 31, 2015
Refining facilities	$721,883	$709,779
Accumulated depreciation	(293,401)	(275,160)
Property, plant and equipment, net	$428,482	$434,619

(7)	Additional Financial Information
The following tables provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	June 30, 2016	December 31, 2015
Deferred turnaround and catalyst cost	$41,540	$43,021
Receivable from supply and offtake agreement (Note 5)	6,290	6,290
Fair value hedge of consigned inventory (Note 5)	7,341	11,564
Other	9,178	10,362
Total other assets	$64,349	$71,237

(b)	Accounts Payable
Included in accounts payable was $132,079 and $91,179 related to inventory financing transactions as of June 30, 2016 and December 31, 2015, respectively.

(c)	Accrued Liabilities and Other Non-Current Liabilities

	June 30, 2016	December 31, 2015
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$26,550	$25,018
Accrued finance charges	321	394
Environmental accrual (Note 11)	1,716	1,716
Commodity contracts	724	99
Other	8,974	13,480
Total accrued liabilities	$38,285	$40,707

Other Non-Current Liabilities:
Consignment inventory obligation (Note 5)	$17,298	$21,325
Environmental accrual (Note 11)	4,724	4,725
Asset retirement obligations	3,043	2,927
Other	19,311	2,536
Total other non-current liabilities	$44,376	$31,513

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(8)	Indebtedness
Debt consisted of the following:

	June 30, 2016	December 31, 2015
Term loan credit facility	$236,681	$237,082
Revolving credit facility	55,000	55,000
Total debt	291,681	292,082
Less: Current portion	2,500	2,500
Total long-term debt	$289,181	$289,582
Outstanding letters of credit under the revolving credit facility were $134,350 and $48,590 at June 30, 2016 and December 31, 2015, respectively.
The revolving credit facility contains maintenance financial covenants. At June 30, 2016, we were in compliance with these covenants.

(9)	Partners' Equity (unit values in dollars)
Cash Distributions
We have adopted a policy pursuant to which we will distribute all of the available cash generated each quarter, as defined in the partnership agreement, subject to the approval of the board of directors of the General Partner. The per unit amount of available cash to be distributed each quarter, if any, will be distributed within 60 days following the end of such quarter.
The following table summarizes the Partnership’s cash distribution activity during the period:

	Cash Available for Distribution per Unit (1)	Distribution Amount Per Unit	Total Distribution Amount
First Quarter 2016	$—	$0.08	$5,001
Second Quarter 2016	0.14	—	—
_______________________

(1)
Represents the aggregate cash available for distribution per unit attributable to the period indicated. This represents the difference between cash available for distribution and distributions paid in the table above.

Restricted Units
Non-employee directors of the General Partner are awarded an annual grant of $25 in restricted units, which vest over a period of three years, assuming continued service at vesting. In May 2016, we granted awards of 7,653 restricted common units at a grant date price of $9.80 per unit. In June 2016, we granted awards of 2,528 restricted common units at a grant date price of $9.89 per unit.

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
Alon Energy performs general corporate and administrative services and functions for us and their other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing and internal audit services. Alon Energy allocates the expenses actually incurred in performing these services to the Partnership based primarily on the estimated amount of time the individuals performing such services devote to our business and affairs relative to the amount of time they devote to the business and affairs of Alon Energy’s other subsidiaries. The management of Alon Energy and the General Partner consider these allocations to be reasonable. We record the amount of such allocations as selling, general and administrative expenses. Our allocation for selling, general and administrative expenses were $4,245 and $3,347 for the three months ended and $7,665 and $5,972 for the six months ended June 30, 2016 and 2015, respectively.

(b)	Labor Costs
As we are operated as a component of Alon Energy’s integrated operations, we have no employees. As a result, employee expense costs for Alon Energy employees working in our operations have been allocated to us and recorded as payroll expense in direct operating expenses. The allocated portion of Alon Energy’s employee expense costs included in direct operating expenses were $7,070 and $6,692 for the three months ended and $14,332 and $13,024 for the six months ended June 30, 2016 and 2015, respectively.

(c)	Insurance Costs
Insurance costs related to the Big Spring refinery and wholesale marketing operations are allocated to us by Alon Energy based on estimated insurance premiums on a stand-alone basis relative to Alon Energy’s total insurance premium. Our allocation for insurance costs included in direct operating expenses were $1,512 and $1,777 for the three months ended and $2,372 and $3,321 for the six months ended June 30, 2016 and 2015, respectively.
Leasing Agreements
In June 2014, we entered into six-year lease agreements with a subsidiary of Alon Energy to lease equipment at the Big Spring refinery. The lease agreements were effective July 1, 2014 and require fixed monthly payments amounting to $4,920 annually. Related to these agreements, we recorded selling, general and administrative expense of $1,230 for the three months ended June 30, 2016 and 2015 and $2,460 for the six months ended June 30, 2016 and 2015.
Transactions with Delek US Holdings, Inc.
In May 2015, Delek US Holdings, Inc. (“Delek”) completed the purchase of approximately 48% of Alon Energy’s outstanding common stock from Alon Israel Oil Company, Ltd. We have transactions with Delek that occur in the ordinary course of business. Including amounts prior to the transaction, we purchased refined products from Delek of $371 and $2,227 for the three months ended June 30, 2016 and 2015, respectively, and $785 and $2,400 for the six months ended June 30, 2016 and 2015, respectively.
Distributions
During the six months ended June 30, 2016, we paid cash distributions of $5,001, or $0.08 per unit, of which $4,080 was paid to Alon Energy. During the six months ended June 30, 2015, we paid cash distributions of $88,134, or $1.41 per unit, of which $71,910 was paid to Alon Energy.

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
We have accrued environmental remediation obligations of $6,440 ($1,716 current liability and $4,724 non-current liability) at June 30, 2016, and $6,441 ($1,716 accrued liability and $4,725 non-current liability) at December 31, 2015.

(12)	Subsequent Event
Distribution Declared
On July 28, 2016, the board of directors of the General Partner declared a cash distribution to our common unitholders of approximately $8,753, or $0.14 per common unit. The cash distribution will be paid on August 25, 2016 to unitholders of record at the close of business on August 18, 2016.

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
Second Quarter Operational and Financial Highlights
Operating income for the second quarter of 2016 was $11.0 million, compared to $69.9 million for the same period last year. Our operational and financial highlights for the second quarter of 2016 include the following:

•
Big Spring refinery average throughput for the second quarter of 2016 was 71,153 bpd compared to 75,491 bpd for the second quarter of 2015. The reduced throughput at our Big Spring refinery was the result of unplanned downtime during the second quarter of 2016 due to a power outage caused by inclement weather, which affected multiple units.

•
Operating margin at the Big Spring refinery was $8.53 per barrel for the second quarter of 2016 compared to $17.22 per barrel for the same period in 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 3/2/1 crack spread, a narrowing of the WTI Cushing to WTI Midland spread, a reduced cost of crude benefit from the contango market in 2016 and the unplanned refinery downtime discussed above, partially offset by a widening of the WTI Cushing to WTS spread.

•	The average Gulf Coast 3/2/1 crack spread was $13.16 per barrel for the second quarter of 2016 compared to $19.71 per barrel for the second quarter of 2015.

•
The average WTI Cushing to WTI Midland spread for the second quarter of 2016 was $0.17 per barrel compared to $0.60 per barrel for the same period in 2015. The average WTI Cushing to WTS spread for the second quarter of 2016 was $0.75 per barrel compared to $(0.21) per barrel for the same period in 2015. The average Brent to WTI Cushing spread for the second quarter of 2016 was $(0.18) per barrel compared to $3.66 per barrel for the same period in 2015.

•
The contango environment in the second quarter of 2016 created an average cost of crude benefit of $1.49 per barrel compared to an average cost of crude benefit of $1.90 per barrel for the same period in 2015.

•	During the second quarter of 2016, the cash available for distribution was $0.14 per unit, compared to $1.04 per unit during the second quarter of 2015.
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
Factors Affecting Comparability
Our financial condition and operating results over the three and six months ended June 30, 2016 and 2015 have been influenced by the following factor which is fundamental to understanding comparisons of our period-to-period financial performance.
Planned Maintenance and Reduced Crude Oil Throughput
During the six months ended June 30, 2016, throughput at the Big Spring refinery was reduced as a result of planned downtime to complete a reformer regeneration and catalyst replacement for our diesel hydrotreater unit in the beginning of the first quarter of 2016, as well as unplanned downtime during the second quarter of 2016 due to a power outage caused by inclement weather, which affected multiple units.

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

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for the three and six months ended June 30, 2016 and 2015. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2015 is unaudited.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(dollars in thousands, except per unit data, per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$468,457	$625,064	$836,466	$1,167,506
Operating costs and expenses:
Cost of sales	410,735	507,122	730,068	957,717
Direct operating expenses	23,255	24,285	48,299	47,701
Selling, general and administrative expenses	8,802	10,215	16,111	16,118
Depreciation and amortization	14,667	13,591	28,873	27,584
Total operating costs and expenses	457,459	555,213	823,351	1,049,120
Operating income	10,998	69,851	13,115	118,386
Interest expense	(9,920)	(10,847)	(20,507)	(22,540)
Other income (loss), net	113	27	197	(14)
Income (loss) before state income tax expense (benefit)	1,191	59,031	(7,195)	95,832
State income tax expense (benefit)	—	(395)	176	(45)
Net income (loss)	$1,191	$59,426	$(7,371)	$95,877
Earnings (loss) per unit	$0.02	$0.95	$(0.12)	$1.53
Weighted average common units outstanding (in thousands)	62,515	62,509	62,512	62,508
Cash distribution per unit	$—	$0.71	$0.08	$1.41
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$34,862	$107,311	$46,587	$134,398
Investing activities	(5,068)	(5,985)	(20,924)	(9,790)
Financing activities	8,830	(61,829)	3,204	(81,049)
OTHER DATA:
Adjusted EBITDA (2)	$25,778	$83,469	$42,185	$145,956
Capital expenditures	4,588	5,465	12,700	7,786
Capital expenditures for turnarounds and catalysts	480	520	8,224	2,004
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (3)	$8.53	$17.22	$8.16	$15.56
Refinery direct operating expense (4)	3.59	3.54	3.83	3.56
PRICING STATISTICS:
Crack spreads (per barrel):
Gulf Coast 3/2/1	$13.16	$19.71	$12.20	$18.73
WTI Cushing crude oil (per barrel)	$45.48	$57.86	$39.39	$53.20
Crude oil differentials (per barrel):
WTI Cushing less WTI Midland	$0.17	$0.60	$0.02	$1.27
WTI Cushing less WTS	0.75	(0.21)	0.32	0.76
Brent less WTI Cushing	(0.18)	3.66	0.15	4.54
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$1.42	$1.86	$1.25	$1.69
Gulf Coast ultra-low sulfur diesel	1.34	1.83	1.19	1.76
Natural gas (per MMBtu)	2.25	2.74	2.12	2.77

	June 30, 2016	December 31, 2015
BALANCE SHEET DATA (end of period):	(dollars in thousands)
Cash and cash equivalents	$161,820	$132,953
Working capital	(40,661)	(53,804)
Total assets	792,661	748,584
Total debt	291,681	292,082
Total debt less cash and cash equivalents	129,861	159,129
Total partners’ equity	118,613	130,957

THROUGHPUT AND PRODUCTION DATA:	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2016		2015		2016		2015
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTS crude	25,698	36.1	29,605	39.2	31,126	44.9	37,193	50.3
WTI crude	43,040	60.5	43,659	57.8	35,400	51.0	33,952	45.9
Blendstocks	2,415	3.4	2,227	3.0	2,819	4.1	2,789	3.8
Total refinery throughput (5)	71,153	100.0	75,491	100.0	69,345	100.0	73,934	100.0
Refinery production:
Gasoline	33,744	47.6	37,755	49.8	33,922	49.0	36,978	49.8
Diesel/jet	26,627	37.6	28,052	37.0	24,655	35.6	27,074	36.5
Asphalt	2,572	3.6	2,479	3.3	2,860	4.2	2,876	3.9
Petrochemicals	3,354	4.7	4,915	6.5	3,485	5.0	4,863	6.5
Other	4,569	6.5	2,537	3.4	4,298	6.2	2,466	3.3
Total refinery production (6)	70,866	100.0	75,738	100.0	69,220	100.0	74,257	100.0
Refinery utilization (7)		94.2%		100.4%		93.7%		97.5%

(1)	Includes sales to related parties of $76,884 and $101,233 for the three months ended and $139,994 and $184,122 for the six months ended June 30, 2016 and 2015, respectively.

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

The following table reconciles net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net income (loss)	$1,191	$59,426	$(7,371)	$95,877
State income tax expense (benefit)	—	(395)	176	(45)
Interest expense	9,920	10,847	20,507	22,540
Depreciation and amortization	14,667	13,591	28,873	27,584
Adjusted EBITDA	$25,778	$83,469	$42,185	$145,956

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

Refinery operating margin for the three and six months ended June 30, 2016 excludes gains (losses) related to inventory adjustments of $2,519 and $3,465, respectively. Refinery operating margin for the three and six months ended June 30, 2015 excludes gains (losses) related to inventory adjustments of $(368) and $1,622, respectively.

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

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Net Sales. Net sales for the three months ended June 30, 2016 were $468.5 million, compared to $625.1 million for the three months ended June 30, 2015, a decrease of $156.6 million, or 25.1%. This decrease was primarily due to lower refined product prices and lower refinery throughput during the three months ended June 30, 2016. The average per gallon price of Gulf Coast gasoline for the three months ended June 30, 2016 decreased $0.44, or 23.7%, to $1.42, compared to $1.86 for the three months ended June 30, 2015. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended June 30, 2016 decreased $0.49, or 26.8%, to $1.34, compared to $1.83 for the three months ended June 30, 2015. Refinery average throughput for the three months ended June 30, 2016 was 71,153 bpd, compared to 75,491 bpd for the three months ended June 30, 2015, a decrease of 5.7%. The reduced throughput at our Big Spring refinery was the result of unplanned downtime during the second quarter of 2016 due to a power outage caused by inclement weather, which affected multiple units.
Cost of Sales. Cost of sales for the three months ended June 30, 2016 were $410.7 million, compared to $507.1 million for the three months ended June 30, 2015, a decrease of $96.4 million, or 19.0%. This decrease was primarily due to reduced crude oil prices and lower refinery throughput during the three months ended June 30, 2016. The average price of WTI Cushing decreased 21.4% to $45.48 per barrel for the three months ended June 30, 2016 from $57.86 per barrel for the three months ended June 30, 2015.
Direct Operating Expenses. Direct operating expenses for the three months ended June 30, 2016 were $23.3 million, compared to $24.3 million for the three months ended June 30, 2015, a decrease of $1.0 million, or 4.1%. This decrease was primarily due to lower utility costs, partially offset by higher maintenance costs during the three months ended June 30, 2016.
Selling, General and Administrative Expenses. SG&A expenses for the three months ended June 30, 2016 were $8.8 million, compared to $10.2 million for the three months ended June 30, 2015, a decrease of $1.4 million, or 13.7%. This decrease was primarily due to lower allocated costs for the three months ended June 30, 2016.
Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2016 was $14.7 million, compared to $13.6 million for the three months ended June 30, 2015, an increase of $1.1 million, or 8.1%.
Operating Income. Operating income for the three months ended June 30, 2016 was $11.0 million, compared to $69.9 million for the three months ended June 30, 2015, a decrease of $58.9 million, or 84.3%. This decrease was primarily due to lower refinery throughput and lower refinery operating margin. Refinery operating margin was $8.53 per barrel for the three months ended June 30, 2016, compared to $17.22 per barrel for the three months ended June 30, 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 3/2/1 crack spread, a narrowing of the WTI Cushing to WTI Midland spread, a reduced cost of crude benefit from the contango market in 2016 and the unplanned refinery downtime discussed above, partially offset by a widening of the WTI Cushing to WTS spread.
The average Gulf Coast 3/2/1 crack spread decreased to $13.16 per barrel for the three months ended June 30, 2016, compared to $19.71 per barrel for the three months ended June 30, 2015. The average WTI Cushing to WTI Midland spread narrowed to $0.17 per barrel for the three months ended June 30, 2016, compared to $0.60 per barrel for the three months ended June 30, 2015. The average Brent to WTI Cushing spread narrowed to $(0.18) per barrel for the three months ended June 30, 2016, compared to $3.66 per barrel for the three months ended June 30, 2015. The average WTI Cushing to WTS spread widened to $0.75 per barrel for the three months ended June 30, 2016, compared to $(0.21) per barrel for the three months ended June 30, 2015. The contango environment for the three months ended June 30, 2016 created an average cost of crude benefit of $1.49 per barrel compared to an average cost of crude benefit of $1.90 per barrel for the three months ended June 30, 2015.
Interest Expense. Interest expense for the three months ended June 30, 2016 was $9.9 million, compared to $10.8 million for the three months ended June 30, 2015, a decrease of $0.9 million, or 8.3%.
State Income Tax Expense (Benefit). State income tax expense was $0.0 million for the three months ended June 30, 2016, compared to state income tax benefit of $0.4 million for the three months ended June 30, 2015, an increase of $0.4 million. This increase was primarily due to the State of Texas permanently reducing the Texas Margin Tax from 1.0% to 0.75% during 2015.
Net Income. Net income for the three months ended June 30, 2016 was $1.2 million, compared to $59.4 million for the three months ended June 30, 2015, a decrease of $58.2 million, or 98.0%. This decrease was attributable to the factors discussed above.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Net Sales. Net sales for the six months ended June 30, 2016 were $836.5 million, compared to $1,167.5 million for the six months ended June 30, 2015, a decrease of $331.0 million, or 28.4%. This decrease was primarily due to lower refined product prices and lower refinery throughput for the six months ended June 30, 2016. The average per gallon price of Gulf Coast gasoline for the six months ended June 30, 2016 decreased $0.44, or 26.0%, to $1.25, compared to $1.69 for the six months ended June 30, 2015. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the six months ended June 30, 2016 decreased $0.57, or 32.4%, to $1.19, compared to $1.76 for the six months ended June 30, 2015. Refinery average throughput for the six months ended June 30, 2016 was 69,345 bpd compared to 73,934 bpd for the six months ended June 30, 2015, a decrease of 6.2%. The reduced throughput at our Big Spring refinery was the result of planned downtime to complete a reformer regeneration and catalyst replacement for our diesel hydrotreater unit in the beginning of the first quarter of 2016, as well as unplanned downtime during the second quarter of 2016 due to a power outage caused by inclement weather, which affected multiple units.
Cost of Sales. Cost of sales for the six months ended June 30, 2016 were $730.1 million, compared to $957.7 million for the six months ended June 30, 2015, a decrease of $227.6 million, or 23.8%. This decrease was primarily due to reduced crude oil prices and lower refinery throughput. The average price of WTI Cushing decreased 26.0% to $39.39 per barrel for the six months ended June 30, 2016 from $53.20 per barrel for the six months ended June 30, 2015.
Direct Operating Expenses. Direct operating expenses for the six months ended June 30, 2016 were $48.3 million, compared to $47.7 million for the six months ended June 30, 2015, an increase of $0.6 million, or 1.3%. This increase was primarily due to higher maintenance costs, partially offset by lower utility costs for the six months ended June 30, 2016.
Selling, General and Administrative Expenses. SG&A expenses for the six months ended June 30, 2016 were $16.1 million, compared to $16.1 million for the six months ended June 30, 2015.
Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2016 was $28.9 million, compared to $27.6 million for the six months ended June 30, 2015, an increase of $1.3 million, or 4.7%.
Operating Income. Operating income for the six months ended June 30, 2016 was $13.1 million, compared to $118.4 million for the six months ended June 30, 2015, a decrease of $105.3 million, or 88.9%. This decrease was primarily due to lower refinery throughput and lower refinery operating margin. Refinery operating margin for the six months ended June 30, 2016 was $8.16 per barrel, compared to $15.56 per barrel for the six months ended June 30, 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 3/2/1 crack spread, a narrowing of both the WTI Cushing to WTI Midland and the WTI Cushing to WTS spreads and the refinery downtime discussed above, partially offset by the cost of crude benefit from the market moving further into contango in 2016.
The average Gulf Coast 3/2/1 crack spread decreased to $12.20 per barrel for the six months ended June 30, 2016, compared to $18.73 per barrel for the six months ended June 30, 2015. The average WTI Cushing to WTI Midland spread narrowed to $0.02 per barrel for the six months ended June 30, 2016, compared to $1.27 per barrel for the six months ended June 30, 2015. The average WTI Cushing to WTS spread narrowed to $0.32 per barrel for the six months ended June 30, 2016, compared to $0.76 per barrel for the six months ended June 30, 2015. The average Brent to WTI Cushing spread narrowed to $0.15 per barrel for the six months ended June 30, 2016 compared to $4.54 per barrel for the six months ended June 30, 2015. The contango environment for the six months ended June 30, 2016 created an average cost of crude benefit of $1.66 per barrel compared to an average cost of crude benefit of $1.28 per barrel for the six months ended June 30, 2015.
Interest Expense. Interest expense was $20.5 million for the six months ended June 30, 2016, compared to $22.5 million for the six months ended June 30, 2015, a decrease of $2.0 million, or 8.9%.
State Income Tax Expense. State income tax expense was $0.2 million for the six months ended June 30, 2016, compared to $0.0 million for the six months ended June 30, 2015, an increase of $0.2 million. This increase was primarily due to the State of Texas permanently reducing the Texas Margin Tax from 1.0% to 0.75% during 2015.
Net Income (Loss). Net loss for the six months ended June 30, 2016 was $7.4 million, compared to net income of $95.9 million for the six months ended June 30, 2015, a decrease of $103.3 million. This decrease was attributable to the factors discussed above.
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
Cash Flows
The following table sets forth our consolidated cash flows for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended
	June 30,
	2016	2015
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$46,587	$134,398
Investing activities	(20,924)	(9,790)
Financing activities	3,204	(81,049)
Net increase in cash and cash equivalents	$28,867	$43,559
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $46.6 million during the six months ended June 30, 2016 compared to $134.4 million during the six months ended June 30, 2015. The decrease in net cash provided by operating activities of $87.8 million was primarily due to decreased net income (loss) after adjusting for non-cash items of $101.3 million, increased cash used for inventories of $10.9 million and lower cash collected on accounts receivable of $5.6 million, partially offset by increased cash provided by other non-current liabilities of $13.1 million, reduced cash used for other assets of $2.2 million, reduced cash used for accounts payable and accrued liabilities of $13.6 million, and reduced cash used for prepaid expenses and other current assets of $1.1 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $20.9 million during the six months ended June 30, 2016 compared to $9.8 million during the six months ended June 30, 2015. The increase in net cash used in investing activities of $11.1 million was primarily due to completing a reformer regeneration and catalyst replacement for our diesel hydrotreater unit during the first quarter of 2016.
Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities was $3.2 million during the six months ended June 30, 2016 compared to net cash used in financing activities of $81.0 million during the six months ended June 30, 2015. The change in cash flows from financing activities of $84.3 million was primarily due to reduced distributions to unitholders of $83.1 million and lower repayments of $20.0 million on our revolving credit facility, partially offset by reduced cash received under inventory financing arrangements of $20.7 million during the six months ended June 30, 2016.
Indebtedness
Revolving Credit Facility. We have a $240.0 million revolving credit facility that can be used both for borrowings and the issuance of letters of credit. We had borrowings of $55.0 million and $55.0 million and letters of credit outstanding of $134.4 million and $48.6 million under this facility at June 30, 2016 and December 31, 2015, respectively.

Capital Spending
Each year the board of directors of our General Partner approves capital projects, including sustaining maintenance, regulatory and planned turnaround and catalyst projects that our management is authorized to undertake in our annual capital budget. Additionally, our management assesses opportunities for growth and profit improvement projects on an ongoing basis and any related projects require further approval from the board of directors of our General Partner. Our total capital expenditure plan for 2016 is $30.0 million, which includes expenditures for catalysts and turnarounds and approximately $7.2 million of special regulatory projects. Approximately $20.9 million has been spent during the six months ended June 30, 2016.
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
We maintain inventories of crude oil, refined products and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At June 30, 2016, the market value of refined products and blendstock inventories was less than inventories on a LIFO cost basis which resulted in recording a lower of cost or market reserve of $5.9 million. At June 30, 2016, the market value of crude oil inventories exceeded LIFO costs, net of the fair value hedged item, by $8.2 million.
As of June 30, 2016, we held 0.4 million barrels of refined products and blendstock and 0.4 million barrels of crude oil inventories valued under the LIFO valuation method. If the market value of refined products and blendstock inventories would have been $1.00 per barrel lower, the lower of cost or market recovery recorded would have been $0.4 million lower. If the market value of crude oil would have been $1.00 per barrel lower, the market value of crude oil inventories would have still exceeded LIFO costs, net of the fair value hedged item, by $7.8 million, requiring no inventory adjustment to be made.
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
The following table provides information about our commodity derivative contracts as of June 30, 2016:

Description	Contract Volume	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	(barrels)	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-short (Crude)	(120,439)	$—	$48.85	$(5,884)	$(5,801)	$83
Forwards-long (Gasoline)	161,382	64.16	—	10,354	10,222	(132)
Forwards-short (Distillate)	(195,449)	—	64.20	(12,547)	(13,268)	(721)
Forwards-short (Jet)	(14,646)	—	60.67	(889)	(925)	(36)
Forwards-short (Slurry)	(2,580)	—	34.06	(88)	(95)	(7)
Forwards-long (Catfeed)	92,085	59.17	—	5,449	5,498	49
Forwards-short (Slop)	(4,546)	—	38.85	(177)	(184)	(7)
Forwards-short (Propane)	(35,000)	—	20.09	(703)	(782)	(79)
Forwards-long (Butane)	78,483	27.43	—	2,153	2,279	126
Futures-short (Crude)	(36,000)	—	52.99	(1,908)	(1,740)	168
Futures-short (Gasoline)	(267,000)	—	65.80	(17,569)	(16,836)	733
Futures-long (Distillate)	182,000	63.08	—	11,480	11,380	(100)

Interest Rate Risk
As of June 30, 2016, our outstanding debt balance of $296.3 million, excluding discounts and debt issuance costs, was subject to floating interest rates, of which $55.0 million was charged interest at the Eurodollar rate plus 3.00% and $241.3 million was charged interest at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00%.
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
101
The following financial information from Alon USA Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Partners, LP
		By:	Alon USA Partners GP, LLC
its general partner

Date:	August 1, 2016	By:	/s/ David Wiessman
David Wiessman
Executive Chairman of the Board

Date:	August 1, 2016	By:	/s/ Paul Eisman
Paul Eisman
President, Chief Executive Officer and Director

Date:	August 1, 2016	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)