Form 10-Q
period 2016-09-30
Alon USA Partners, LP
filed 2016-10-31
CIK 1556766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the Registrant’s common limited partner units outstanding as of October 24, 2016, was 62,520,220.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$203,763	$132,953
Accounts and other receivables, net	70,884	59,581
Accounts and other receivables, net - related parties	10,191	8,005
Inventories	51,890	35,444
Prepaid expenses and other current assets	5,733	6,745
Total current assets	342,461	242,728
Property, plant and equipment, net	423,187	434,619
Other assets, net	59,402	71,237
Total assets	$825,050	$748,584
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$292,542	$253,325
Accrued liabilities	36,959	40,707
Current portion of long-term debt	2,500	2,500
Total current liabilities	332,001	296,532
Other non-current liabilities	92,095	31,513
Long-term debt	288,986	289,582
Total liabilities	713,082	617,627
Commitments and contingencies (Note 11)
Partners’ equity:
General Partner	—	—
Common unitholders - 62,520,220 and 62,510,039 units issued and outstanding at September 30, 2016 and December 31, 2015, respectively	111,968	130,957
Total partners’ equity	111,968	130,957
Total liabilities and partners’ equity	$825,050	$748,584

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per unit data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales (1)	$462,257	$551,813	$1,298,723	$1,719,319
Operating costs and expenses:
Cost of sales	404,207	439,678	1,134,275	1,397,395
Direct operating expenses	25,125	24,136	73,424	71,837
Selling, general and administrative expenses	8,153	8,536	24,264	24,654
Depreciation and amortization	14,581	13,697	43,454	41,281
Total operating costs and expenses	452,066	486,047	1,275,417	1,535,167
Operating income	10,191	65,766	23,306	184,152
Interest expense	(8,144)	(11,505)	(28,651)	(34,045)
Other income, net	353	40	550	26
Income (loss) before state income tax expense	2,400	54,301	(4,795)	150,133
State income tax expense	317	525	493	480
Net income (loss)	$2,083	$53,776	$(5,288)	$149,653
Earnings (loss) per unit	$0.03	$0.86	$(0.08)	$2.39
Weighted average common units outstanding (in thousands)	62,520	62,510	62,515	62,508
Cash distribution per unit	$0.14	$1.04	$0.22	$2.45
___________

(1)	Includes sales to related parties of $82,717 and $97,014 for the three months and $222,711 and $281,136 for the nine months ended September 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(5,288)	$149,653
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	43,454	41,281
Unit-based compensation	53	40
Deferred income taxes	—	(736)
Amortization of debt issuance costs	1,335	1,750
Amortization of original issuance discount	480	445
Changes in operating assets and liabilities:
Accounts and other receivables, net	(7,064)	(3,770)
Accounts and other receivables, net - related parties	(2,186)	(184)
Inventories	(16,446)	3,998
Prepaid expenses and other current assets	1,012	202
Other assets, net	4,573	(5,067)
Accounts payable	22,268	45,194
Accrued liabilities	(2,134)	(16,835)
Other non-current liabilities	18,400	3,261
Net cash provided by operating activities	58,457	219,232
Cash flows from investing activities:
Capital expenditures	(17,199)	(12,108)
Capital expenditures for turnarounds and catalysts	(9,679)	(3,214)
Net cash used in investing activities	(26,878)	(15,322)
Cash flows from financing activities:
Distributions paid to unitholders	(2,534)	(28,195)
Distributions paid to unitholders - Alon Energy	(11,220)	(124,950)
RINs financing transactions	54,860	(8,137)
Deferred debt issuance costs	—	(1,800)
Revolving credit facility, net	—	(10,000)
Payments on long-term debt	(1,875)	(1,875)
Net cash provided by (used in) financing activities	39,231	(174,957)
Net increase in cash and cash equivalents	70,810	28,953
Cash and cash equivalents, beginning of period	132,953	106,325
Cash and cash equivalents, end of period	$203,763	$135,278
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$27,219	$31,785
Cash paid for income tax	$493	$1,216
Supplemental disclosure of non-cash activity:
Capital expenditures included in accounts payable and accrued liabilities	$—	$3,016

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
In the opinion of the General Partner’s management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances may have been aggregated or disaggregated in order to conform to the current year presentation. Our results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results that may be realized for the year ending December 31, 2016.
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
In June 2016, the FASB issued an accounting standards update requiring the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The requirements from the updated standard are effective for interim and annual periods beginning after December 15, 2019. We are evaluating the guidance to determine the impact this standard will have on our consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

In August 2016, the FASB issued an accounting standards update addressing eight specific cash flow issues with the objective of eliminating the existing diversity in practice. The amendments from this update are effective for interim and annual periods beginning after December 15, 2017. We do not expect application of this standard to have a material effect on our consolidated financial statements.

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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at September 30, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
As of September 30, 2016
Assets:
Fair value hedge of consigned inventory	$—	$5,569	$—	$5,569
Liabilities:
Commodity contracts (futures and forwards)	1,033	—	—	1,033

As of December 31, 2015
Assets:
Fair value hedge of consigned inventory	$—	$11,564	$—	$11,564
Liabilities:
Commodity contracts (futures and forwards)	40	—	—	40

(3)	Derivative Financial Instruments
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
We have certain commodity contracts associated with the Supply and Offtake Agreement discussed in Note 5 that have been accounted for as a fair value hedge, which had purchase volumes of 135 thousand barrels of crude oil as of September 30, 2016.
The following tables present the effect of derivative instruments on the consolidated balance sheets:

	As of September 30, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$427	Accrued liabilities	$1,460
Total derivatives not designated as hedging instruments		427		1,460

Derivatives designated as hedging instruments:
Fair value hedge of consigned inventory	Other assets	$5,569		$—
Total derivatives designated as hedging instruments		5,569		—
Total derivatives		$5,996		$1,460

	As of December 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$59	Accrued liabilities	$99
Total derivatives not designated as hedging instruments		59		99

Derivatives designated as hedging instruments:
Fair value hedge of consigned inventory	Other assets	$11,564		$—
Total derivatives designated as hedging instruments		11,564		—
Total derivatives		$11,623		$99
The following tables present the effect of derivative instruments on the consolidated statements of operations:
Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	Location	2016	2015	2016	2015
Fair value hedge of consigned inventory (1)	Interest expense	$(1,772)	$5,990	$(5,995)	$4,495
Total derivatives		$(1,772)	$5,990	$(5,995)	$4,495
_______________________

(1)	Changes in the fair value hedge are substantially offset in earnings by changes in the hedged item.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	Location	2016	2015	2016	2015
Commodity contracts (futures and forwards)	Cost of sales	$(1,199)	$1,251	$4,998	$622
Total derivatives		$(1,199)	$1,251	$4,998	$622
Offsetting Assets and Liabilities
Our derivative instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives, and we offset the fair value amounts recorded for derivative instruments to the extent possible under these agreements on our consolidated balance sheets.
The following table presents offsetting information regarding our derivatives by type of transaction as of September 30, 2016 and December 31, 2015:

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of September 30, 2016
Derivative Assets:
Commodity contracts (futures and forwards)	$1,174	$(747)	$427	$(427)	$—	$—
Fair value hedge of consigned inventory	5,569	—	5,569	—	—	5,569
Derivative Liabilities:
Commodity contracts (futures and forwards)	$2,207	$(747)	$1,460	$(427)	$—	$1,033

As of December 31, 2015
Derivative Assets:
Commodity contracts (futures and forwards)	$192	$(133)	$59	$(59)	$—	$—
Fair value hedge of consigned inventory	11,564	—	11,564	—	—	11,564
Derivative Liabilities:
Commodity contracts (futures and forwards)	$232	$(133)	$99	$(59)	$—	$40
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
We are exposed to market risk related to the volatility in the price of credits needed to comply with these governmental and regulatory programs. We manage this risk by purchasing RINs when prices are deemed favorable utilizing fixed price purchase contracts. We may also sell the RINs with an agreement to repurchase in the future. Some of these contracts are derivative instruments; however, we elect the normal purchase and sale exception and do not record these contracts at their fair values.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The cost of meeting our obligations under these compliance programs was $3,712 and $1,868 for the three months ended and $6,620 and $8,369 for the nine months ended September 30, 2016 and 2015, respectively. These amounts are reflected in cost of sales in the consolidated statements of operations.

(4)	Inventories
Carrying value of inventories consisted of the following:

	September 30, 2016	December 31, 2015
Crude oil, refined products and blendstocks	$39,909	$24,548
Crude oil consignment inventory (Note 5) (1)	838	(95)
Materials and supplies	11,143	10,991
Total inventories	$51,890	$35,444
_______________________

(1)	The fair value of the hedged item designated in our fair value hedge reduced the carrying value of our consigned inventory valued at LIFO below zero at December 31, 2015.
At September 30, 2016 and December 31, 2015, the market value of refined products and blendstock inventories was less than inventories on a LIFO cost basis which resulted in recording a lower of cost or market reserve of $7,350 and $9,396, respectively. At September 30, 2016 and December 31, 2015, the market value of crude oil inventories exceeded LIFO costs, net of the fair value hedged item, by $3,937 and $6,387, respectively.

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
At September 30, 2016 and December 31, 2015, we had net current payables of $18,455 and net current receivables of $4,975, respectively, with J. Aron for purchases and sales, and a consignment inventory receivable representing a deposit paid to J. Aron of $6,290 and $6,290, respectively. At September 30, 2016 and December 31, 2015, we had non-current liabilities for the original financing of $7,203 and $9,761, respectively, net of the related fair value hedge.
Additionally, we had net current receivables of $427 and net current payables $99 at September 30, 2016 and December 31, 2015, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(6)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	September 30, 2016	December 31, 2015
Refining facilities	$725,905	$709,779
Accumulated depreciation	(302,718)	(275,160)
Property, plant and equipment, net	$423,187	$434,619

(7)	Additional Financial Information
The following tables provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	September 30, 2016	December 31, 2015
Deferred turnaround and catalyst cost	$38,199	$43,021
Receivable from supply and offtake agreement (Note 5)	6,290	6,290
Fair value hedge of consigned inventory (Note 3)	5,569	11,564
Other	9,344	10,362
Total other assets	$59,402	$71,237

(b)	Accounts Payable
Included in accounts payable was $123,844 and $91,179 related to RINs financing transactions as of September 30, 2016 and December 31, 2015, respectively.

(c)	Accrued Liabilities and Other Non-Current Liabilities

	September 30, 2016	December 31, 2015
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$25,186	$25,018
Accrued finance charges	293	394
Environmental accrual (Note 11)	1,716	1,716
Commodity contracts	1,460	99
Other	8,304	13,480
Total accrued liabilities	$36,959	$40,707

Other Non-Current Liabilities:
Consignment inventory obligation (Note 5)	$12,772	$21,325
Environmental accrual (Note 11)	4,722	4,725
Asset retirement obligations	3,086	2,927
RINs financing transactions	68,978	—
Other	2,537	2,536
Total other non-current liabilities	$92,095	$31,513

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(8)	Indebtedness
Debt consisted of the following:

	September 30, 2016	December 31, 2015
Term loan credit facility	$236,486	$237,082
Revolving credit facility	55,000	55,000
Total debt	291,486	292,082
Less: Current portion	2,500	2,500
Total long-term debt	$288,986	$289,582
Outstanding letters of credit under the revolving credit facility were $91,225 and $48,590 at September 30, 2016 and December 31, 2015, respectively.
The revolving credit facility contains maintenance financial covenants. At September 30, 2016, we were in compliance with these covenants.

(9)	Partners' Equity (unit values in dollars)
Cash Distributions
We have adopted a policy pursuant to which we will distribute all of the available cash generated each quarter, as defined in the partnership agreement, subject to the approval of the board of directors of the General Partner. The per unit amount of available cash to be distributed each quarter, if any, will be distributed within 60 days following the end of such quarter.
The following table summarizes the Partnership’s cash distribution activity during the period:

	Cash Available for Distribution per Unit (1)	Distribution Amount Per Unit	Total Distribution Amount
First Quarter 2016	$—	$0.08	$5,001
Second Quarter 2016	0.14	—	—
Third Quarter 2016	0.15	0.14	8,753
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
Alon Energy performs general corporate and administrative services and functions for us and their other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing and internal audit services. Alon Energy allocates the expenses actually incurred in performing these services to the Partnership based primarily on the estimated amount of time the individuals performing such services devote to our business and affairs relative to the amount of time they devote to the business and affairs of Alon Energy’s other subsidiaries. The management of Alon Energy and the General Partner consider these allocations to be reasonable. We record the amount of such allocations as selling, general and administrative expenses. Our allocation for selling, general and administrative expenses were $3,301 and $2,969 for the three months ended and $10,966 and $8,941 for the nine months ended September 30, 2016 and 2015, respectively.

(b)	Labor Costs
As we are operated as a component of Alon Energy’s integrated operations, we have no employees. As a result, employee expense costs for Alon Energy employees working in our operations have been allocated to us and recorded as payroll expense in direct operating and selling, general and administrative expenses. The allocated portion of Alon Energy’s employee expense costs included in direct operating expenses were $7,391 and $6,848 for the three months ended and $21,723 and $19,872 for the nine months ended September 30, 2016 and 2015, respectively. The allocated portion of Alon Energy’s employee expense costs included in selling, general and administrative expenses were $1,178 and $997 for the three months ended and $3,413 and $4,103 for the nine months ended September 30, 2016 and 2015, respectively.

(c)	Insurance Costs
Insurance costs related to the Big Spring refinery and wholesale marketing operations are allocated to us by Alon Energy based on estimated insurance premiums on a stand-alone basis relative to Alon Energy’s total insurance premium. Our allocation for insurance costs included in direct operating expenses were $1,507 and $1,782 for the three months ended and $3,879 and $5,103 for the nine months ended September 30, 2016 and 2015, respectively.
Leasing Agreements
In June 2014, we entered into six-year lease agreements with a subsidiary of Alon Energy to lease equipment at the Big Spring refinery. The lease agreements were effective July 1, 2014 and require fixed monthly payments amounting to $4,920 annually. Related to these agreements, we recorded selling, general and administrative expense of $1,230 for the three months ended September 30, 2016 and 2015 and $3,690 for the nine months ended September 30, 2016 and 2015.
Transactions with Delek US Holdings, Inc.
In May 2015, Delek US Holdings, Inc. (“Delek”) completed the purchase of approximately 48% of Alon Energy’s outstanding common stock from Alon Israel Oil Company, Ltd. We have transactions with Delek that occur in the ordinary course of business. Including amounts prior to the transaction, we purchased refined products from Delek of $175 and $5,192 for the three months ended September 30, 2016 and 2015, respectively, and $960 and $7,592 for the nine months ended September 30, 2016 and 2015, respectively.
Distributions
During the nine months ended September 30, 2016, we paid cash distributions of $13,754, or $0.22 per unit, of which $11,220 was paid to Alon Energy. During the nine months ended September 30, 2015, we paid cash distributions of $153,145, or $2.45 per unit, of which $124,950 was paid to Alon Energy.

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
We have accrued environmental remediation obligations of $6,438 ($1,716 current liability and $4,722 non-current liability) at September 30, 2016, and $6,441 ($1,716 accrued liability and $4,725 non-current liability) at December 31, 2015.

(12)	Subsequent Event
Distribution Declared
On October 26, 2016, the board of directors of the General Partner declared a cash distribution to our common unitholders of approximately $9,378, or $0.15 per common unit. The cash distribution will be paid on November 22, 2016 to unitholders of record at the close of business on November 11, 2016.

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
For additional information on our business, see Items 1. and 2. “Business and Properties” included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Third Quarter Operational and Financial Highlights
Operating income for the third quarter of 2016 was $10.2 million, compared to $65.8 million for the same period last year. Our operational and financial highlights for the third quarter of 2016 include the following:

•
Big Spring refinery average throughput for the third quarter of 2016 was 70,063 bpd compared to 75,797 bpd for the third quarter of 2015. The reduced throughput at our Big Spring refinery was the result of a reformer regeneration during the third quarter of 2016.

•
Operating margin at the Big Spring refinery was $9.22 per barrel for the third quarter of 2016 compared to $16.71 per barrel for the same period in 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 3/2/1 crack spread and increased RINs costs, partially offset by a widening of both the WTI Cushing to WTI Midland and WTI Cushing to WTS spreads and an increased benefit from the contango market environment which reduced the cost of crude.

•	The average Gulf Coast 3/2/1 crack spread was $13.31 per barrel for the third quarter of 2016 compared to $19.77 per barrel for the third quarter of 2015.

•
The average WTI Cushing to WTI Midland spread for the third quarter of 2016 was $0.31 per barrel compared to $(0.72) per barrel for the same period in 2015. The average WTI Cushing to WTS spread for the third quarter of 2016 was $0.92 per barrel compared to $(1.46) per barrel for the same period in 2015. The average Brent to WTI Cushing spread for the third quarter of 2016 was $0.74 per barrel compared to $3.78 per barrel for the same period in 2015.

•	The average RINs cost effect on the Big Spring refinery operating margin was $0.58 per barrel for the third quarter of 2016, compared to $0.27 per barrel for the same period in 2015.

•
The contango environment in the third quarter of 2016 created an average cost of crude benefit of $0.84 per barrel compared to an average cost of crude benefit of $0.57 per barrel for the same period in 2015.

•	During the third quarter of 2016, the cash available for distribution was $0.15 per unit, compared to $0.98 per unit during the third quarter of 2015.
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
In order to measure our operating performance, we compare our per barrel refinery operating margin to certain industry benchmarks. We calculate this margin for the Big Spring refinery by dividing the refinery’s gross margin by its throughput volumes. Gross margin is the difference between net sales and cost of sales (exclusive of certain inventory adjustments and inclusive of RINs costs).
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
Factors Affecting Comparability
Our financial condition and operating results over the three and nine months ended September 30, 2016 and 2015 have been influenced by the following factor which is fundamental to understanding comparisons of our period-to-period financial performance.
Maintenance and Reduced Crude Oil Throughput
During the nine months ended September 30, 2016, throughput at the Big Spring refinery was reduced as a result of a reformer regeneration during the first quarter of 2016, which was repeated during the third quarter of 2016. Additionally, throughput was reduced as a result of a catalyst replacement for our diesel hydrotreater unit in the first quarter of 2016 and unplanned downtime during the second quarter of 2016 due to a power outage caused by inclement weather, which affected multiple units.

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
Depreciation and amortization. Depreciation and amortization represents an allocation of the cost of capital assets to expense within the consolidated statements of operations. The cost is expensed based on the straight-line method over the estimated useful life of the related asset. Depreciation and amortization also includes deferred turnaround and catalyst replacement costs. Turnaround and catalyst replacement costs are currently deferred and amortized on a straight-line basis beginning the month after the completion of the turnaround and ending immediately prior to the next scheduled turnaround.
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

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for the three and nine months ended September 30, 2016 and 2015. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2015 is unaudited.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(dollars in thousands, except per unit data, per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$462,257	$551,813	$1,298,723	$1,719,319
Operating costs and expenses:
Cost of sales	404,207	439,678	1,134,275	1,397,395
Direct operating expenses	25,125	24,136	73,424	71,837
Selling, general and administrative expenses	8,153	8,536	24,264	24,654
Depreciation and amortization	14,581	13,697	43,454	41,281
Total operating costs and expenses	452,066	486,047	1,275,417	1,535,167
Operating income	10,191	65,766	23,306	184,152
Interest expense	(8,144)	(11,505)	(28,651)	(34,045)
Other income, net	353	40	550	26
Income (loss) before state income tax expense	2,400	54,301	(4,795)	150,133
State income tax expense	317	525	493	480
Net income (loss)	$2,083	$53,776	$(5,288)	$149,653
Earnings (loss) per unit	$0.03	$0.86	$(0.08)	$2.39
Weighted average common units outstanding (in thousands)	62,520	62,510	62,515	62,508
Cash distribution per unit	$0.14	$1.04	$0.22	$2.45
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$11,870	$84,834	$58,457	$219,232
Investing activities	(5,954)	(5,532)	(26,878)	(15,322)
Financing activities	36,027	(93,908)	39,231	(174,957)
OTHER DATA:
Adjusted EBITDA (2)	$25,125	$79,503	$67,310	$225,459
Capital expenditures	4,499	4,322	17,199	12,108
Capital expenditures for turnarounds and catalysts	1,455	1,210	9,679	3,214
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (3)	$9.22	$16.71	$8.52	$15.95
Refinery direct operating expense (4)	3.90	3.46	3.85	3.53
PRICING STATISTICS:
Crack spreads (per barrel):
Gulf Coast 3/2/1	$13.31	$19.77	$12.57	$19.08
WTI Cushing crude oil (per barrel)	$44.88	$46.41	$41.23	$50.91
Crude oil differentials (per barrel):
WTI Cushing less WTI Midland	$0.31	$(0.72)	$0.12	$0.60
WTI Cushing less WTS	0.92	(1.46)	0.53	0.02
Brent less WTI Cushing	0.74	3.78	0.35	4.28
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$1.39	$1.61	$1.30	$1.66
Gulf Coast ultra-low sulfur diesel	1.37	1.52	1.25	1.68
Natural gas (per MMBtu)	2.79	2.73	2.34	2.76

	September 30, 2016	December 31, 2015
BALANCE SHEET DATA (end of period):	(dollars in thousands)
Cash and cash equivalents	$203,763	$132,953
Working capital	10,460	(53,804)
Total assets	825,050	748,584
Total debt	291,486	292,082
Total debt less cash and cash equivalents	87,723	159,129
Total partners’ equity	111,968	130,957

THROUGHPUT AND PRODUCTION DATA:	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2016		2015		2016		2015
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTS crude	34,292	48.9	30,810	40.6	32,189	46.3	35,041	47.0
WTI crude	32,503	46.4	42,503	56.1	34,428	49.4	36,834	49.4
Blendstocks	3,268	4.7	2,484	3.3	2,969	4.3	2,687	3.6
Total refinery throughput (5)	70,063	100.0	75,797	100.0	69,586	100.0	74,562	100.0
Refinery production:
Gasoline	33,637	48.1	37,503	49.5	33,826	48.7	37,155	49.6
Diesel/jet	26,004	37.2	28,623	37.8	25,108	36.1	27,596	36.9
Asphalt	2,818	4.0	2,452	3.2	2,846	4.1	2,733	3.7
Petrochemicals	3,861	5.5	4,588	6.1	3,611	5.2	4,770	6.4
Other	3,661	5.2	2,595	3.4	4,084	5.9	2,510	3.4
Total refinery production (6)	69,981	100.0	75,761	100.0	69,475	100.0	74,764	100.0
Refinery utilization (7)		99.1%		100.4%		95.5%		98.5%

(1)	Includes sales to related parties of $82,717 and $97,014 for the three months ended and $222,711 and $281,136 for the nine months ended September 30, 2016 and 2015, respectively.

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

The following table reconciles net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net income (loss)	$2,083	$53,776	$(5,288)	$149,653
State income tax expense	317	525	493	480
Interest expense	8,144	11,505	28,651	34,045
Depreciation and amortization	14,581	13,697	43,454	41,281
Adjusted EBITDA	$25,125	$79,503	$67,310	$225,459

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

Refinery operating margin for the three and nine months ended September 30, 2016 excludes gains (losses) related to inventory adjustments of $(1,419) and $2,046, respectively. Refinery operating margin for the three and nine months ended September 30, 2015 excludes losses related to inventory adjustments of $(4,385) and $(2,763), respectively.

(4)	Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses by total throughput volumes.

(5)	Total refinery throughput represents the total barrels per day of crude and blendstock inputs in the refinery production process.

(6)	Total refinery production represents the barrels per day of various refined products produced from processing crude and other refinery blendstocks through the crude units and other conversion units.

(7)	Refinery utilization represents average daily crude throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Net Sales. Net sales for the three months ended September 30, 2016 were $462.3 million, compared to $551.8 million for the three months ended September 30, 2015, a decrease of $89.5 million, or 16.2%. This decrease was primarily due to lower refined product prices and lower refinery throughput. The average per gallon price of Gulf Coast gasoline for the three months ended September 30, 2016 decreased $0.22, or 13.7%, to $1.39, compared to $1.61 for the three months ended September 30, 2015. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended September 30, 2016 decreased $0.15, or 9.9%, to $1.37, compared to $1.52 for the three months ended September 30, 2015. Refinery average throughput for the three months ended September 30, 2016 was 70,063 bpd, compared to 75,797 bpd for the three months ended September 30, 2015, a decrease of 7.6%. The reduced throughput at our Big Spring refinery was the result of a reformer regeneration during the third quarter of 2016.
Cost of Sales. Cost of sales for the three months ended September 30, 2016 were $404.2 million, compared to $439.7 million for the three months ended September 30, 2015, a decrease of $35.5 million, or 8.1%. This decrease was primarily due to reduced crude oil prices and lower refinery throughput. The average price of WTI Cushing decreased 3.3% to $44.88 per barrel for the three months ended September 30, 2016 from $46.41 per barrel for the three months ended September 30, 2015.
Direct Operating Expenses. Direct operating expenses for the three months ended September 30, 2016 were $25.1 million, compared to $24.1 million for the three months ended September 30, 2015, an increase of $1.0 million, or 4.1%.
Selling, General and Administrative Expenses. SG&A expenses for the three months ended September 30, 2016 were $8.2 million, compared to $8.5 million for the three months ended September 30, 2015, a decrease of $0.3 million, or 3.5%.
Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2016 was $14.6 million, compared to $13.7 million for the three months ended September 30, 2015, an increase of $0.9 million, or 6.6%.
Operating Income. Operating income for the three months ended September 30, 2016 was $10.2 million, compared to $65.8 million for the three months ended September 30, 2015, a decrease of $55.6 million, or 84.5%. This decrease was primarily due to lower refinery throughput and lower refinery operating margin. Refinery operating margin was $9.22 per barrel for the three months ended September 30, 2016, compared to $16.71 per barrel for the three months ended September 30, 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 3/2/1 crack spread and increased RINs costs, partially offset by a widening of both the WTI Cushing to WTI Midland and WTI Cushing to WTS spreads and an increased benefit from the contango market environment which reduced the cost of crude.
The average Gulf Coast 3/2/1 crack spread decreased to $13.31 per barrel for the three months ended September 30, 2016, compared to $19.77 per barrel for the three months ended September 30, 2015. The average WTI Cushing to WTI Midland spread widened to $0.31 per barrel for the three months ended September 30, 2016, compared to $(0.72) per barrel for the three months ended September 30, 2015. The average WTI Cushing to WTS spread widened to $0.92 per barrel for the three months ended September 30, 2016, compared to $(1.46) per barrel for the three months ended September 30, 2015. The average Brent to WTI Cushing spread narrowed to $0.74 per barrel for the three months ended September 30, 2016, compared to $3.78 per barrel for the three months ended September 30, 2015. The contango environment for the three months ended September 30, 2016 created an average cost of crude benefit of $0.84 per barrel, compared to an average cost of crude benefit of $0.57 per barrel for the three months ended September 30, 2015. The average RINs cost effect on refinery operating margin was $0.58 per barrel for the three months ended September 30, 2016, compared to $0.27 per barrel for the three months ended September 30, 2015.
Interest Expense. Interest expense for the three months ended September 30, 2016 was $8.1 million, compared to $11.5 million for the three months ended September 30, 2015, a decrease of $3.4 million, or 29.6%. This decrease was primarily due to the effect of crude oil prices moving further into contango on our supply and offtake agreements.
State Income Tax Expense. State income tax expense was $0.3 million for the three months ended September 30, 2016, compared to $0.5 million for the three months ended September 30, 2015, a decrease of $0.2 million.
Net Income. Net income for the three months ended September 30, 2016 was $2.1 million, compared to $53.8 million for the three months ended September 30, 2015, a decrease of $51.7 million, or 96.1%. This decrease was attributable to the factors discussed above.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Net Sales. Net sales for the nine months ended September 30, 2016 were $1,298.7 million, compared to $1,719.3 million for the nine months ended September 30, 2015, a decrease of $420.6 million, or 24.5%. This decrease was primarily due to lower refined product prices and lower refinery throughput. The average per gallon price of Gulf Coast gasoline for the nine months ended September 30, 2016 decreased $0.36, or 21.7%, to $1.30, compared to $1.66 for the nine months ended September 30, 2015. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the nine months ended September 30, 2016 decreased $0.43, or 25.6%, to $1.25, compared to $1.68 for the nine months ended September 30, 2015.
Refinery average throughput for the nine months ended September 30, 2016 was 69,586 bpd compared to 74,562 bpd for the nine months ended September 30, 2015, a decrease of 6.7%. The reduced throughput at our Big Spring refinery during the nine months ended September 30, 2016 was the result of a reformer regeneration during the first quarter of 2016, which was repeated during the third quarter of 2016. Additionally, throughput was reduced as a result of a catalyst replacement for our diesel hydrotreater unit in the first quarter of 2016 and unplanned downtime during the second quarter of 2016 due to a power outage caused by inclement weather, which affected multiple units.
Cost of Sales. Cost of sales for the nine months ended September 30, 2016 were $1,134.3 million, compared to $1,397.4 million for the nine months ended September 30, 2015, a decrease of $263.1 million, or 18.8%. This decrease was primarily due to reduced crude oil prices and lower refinery throughput. The average price of WTI Cushing decreased 19.0% to $41.23 per barrel for the nine months ended September 30, 2016 from $50.91 per barrel for the nine months ended September 30, 2015.
Direct Operating Expenses. Direct operating expenses for the nine months ended September 30, 2016 were $73.4 million, compared to $71.8 million for the nine months ended September 30, 2015, an increase of $1.6 million, or 2.2%.
Selling, General and Administrative Expenses. SG&A expenses for the nine months ended September 30, 2016 were $24.3 million, compared to $24.7 million for the nine months ended September 30, 2015, a decrease of $0.4 million, or 1.6%.
Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2016 was $43.5 million, compared to $41.3 million for the nine months ended September 30, 2015, an increase of $2.2 million, or 5.3%.
Operating Income. Operating income for the nine months ended September 30, 2016 was $23.3 million, compared to $184.2 million for the nine months ended September 30, 2015, a decrease of $160.9 million, or 87.4%. This decrease was primarily due to lower refinery throughput and lower refinery operating margin. Refinery operating margin for the nine months ended September 30, 2016 was $8.52 per barrel, compared to $15.95 per barrel for the nine months ended September 30, 2015. This decrease in operating margin was primarily due to a lower Gulf Coast 3/2/1 crack spread and a narrowing of the WTI Cushing to WTI Midland spread, partially offset by a widening of the WTI Cushing to WTS spread and an increased cost of crude benefit from the contango market.
The average Gulf Coast 3/2/1 crack spread decreased to $12.57 per barrel for the nine months ended September 30, 2016, compared to $19.08 per barrel for the nine months ended September 30, 2015. The average WTI Cushing to WTI Midland spread narrowed to $0.12 per barrel for the nine months ended September 30, 2016, compared to $0.60 per barrel for the nine months ended September 30, 2015. The average WTI Cushing to WTS spread widened to $0.53 per barrel for the nine months ended September 30, 2016, compared to $0.02 per barrel for the nine months ended September 30, 2015. The average Brent to WTI Cushing spread narrowed to $0.35 per barrel for the nine months ended September 30, 2016 compared to $4.28 per barrel for the nine months ended September 30, 2015. The contango environment for the nine months ended September 30, 2016 created an average cost of crude benefit of $1.39 per barrel, compared to an average cost of crude benefit of $1.04 per barrel for the nine months ended September 30, 2015.
Interest Expense. Interest expense was $28.7 million for the nine months ended September 30, 2016, compared to $34.0 million for the nine months ended September 30, 2015, a decrease of $5.3 million, or 15.6%. This decrease was primarily due to the effect of crude oil prices moving further into contango on our supply and offtake agreements.
State Income Tax Expense. State income tax expense was $0.5 million for the nine months ended September 30, 2016, compared to $0.5 million for the nine months ended September 30, 2015.
Net Income (Loss). Net loss for the nine months ended September 30, 2016 was $5.3 million, compared to net income of $149.7 million for the nine months ended September 30, 2015, a decrease of $155.0 million. This decrease was attributable to the factors discussed above.
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
Cash Flows
The following table sets forth our consolidated cash flows for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended
	September 30,
	2016	2015
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$58,457	$219,232
Investing activities	(26,878)	(15,322)
Financing activities	39,231	(174,957)
Net increase in cash and cash equivalents	$70,810	$28,953
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $58.5 million during the nine months ended September 30, 2016 compared to $219.2 million during the nine months ended September 30, 2015. The decrease in net cash provided by operating activities of $160.7 million was primarily due to decreased net income (loss) after adjusting for non-cash items of $152.4 million, increased cash used for inventories of $20.4 million, lower cash collected on accounts receivable of $5.3 million and increased cash used for accounts payable and accrued liabilities of $8.2 million, partially offset by increased cash provided by other non-current liabilities of $15.1 million, reduced cash used for other assets of $9.6 million and reduced cash used for prepaid expenses and other current assets of $0.8 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $26.9 million during the nine months ended September 30, 2016 compared to $15.3 million during the nine months ended September 30, 2015. The increase in net cash used in investing activities of $11.6 million was primarily due to completing a reformer regeneration and catalyst replacement for our diesel hydrotreater unit during 2016.
Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities was $39.2 million during the nine months ended September 30, 2016 compared to net cash used in financing activities of $175.0 million during the nine months ended September 30, 2015. The change in cash flows from financing activities of $214.2 million was primarily due to reduced distributions to unitholders of $139.4 million, lower repayments of $10.0 million on our revolving credit facility and increased cash received under inventory arrangement transactions of $63.0 million.
Indebtedness
Revolving Credit Facility. We have a $240.0 million revolving credit facility that can be used both for borrowings and the issuance of letters of credit. We had borrowings of $55.0 million and $55.0 million and letters of credit outstanding of $91.2 million and $48.6 million under this facility at September 30, 2016 and December 31, 2015, respectively.

Capital Spending
Each year the board of directors of our General Partner approves capital projects, including sustaining maintenance, regulatory and planned turnaround and catalyst projects that our management is authorized to undertake in our annual capital budget. Additionally, our management assesses opportunities for growth and profit improvement projects on an ongoing basis and any related projects require further approval from the board of directors of our General Partner. Our total capital expenditure plan for 2016 is $31.0 million, which includes expenditures for catalysts and turnarounds and approximately $7.2 million of special regulatory projects. Approximately $26.9 million has been spent during the nine months ended September 30, 2016.
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
We maintain inventories of crude oil, refined products and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At September 30, 2016, the market value of refined products and blendstock inventories was less than inventories on a LIFO cost basis which resulted in recording a lower of cost or market reserve of $7.4 million. At September 30, 2016, the market value of crude oil inventories exceeded LIFO costs, net of the fair value hedged item, by $3.9 million.
As of September 30, 2016, we held 0.3 million barrels of refined products and blendstock and 0.5 million barrels of crude oil inventories valued under the LIFO valuation method. If the market value of refined products and blendstock inventories would have been $1.00 per barrel lower, the lower of cost or market recovery recorded for the nine months ended September 30, 2016 would have been $0.3 million lower. If the market value of crude oil would have been $1.00 per barrel lower, the market value of crude oil inventories would have still exceeded LIFO costs, net of the fair value hedged item, by $3.4 million, requiring no inventory adjustment to be made.
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
The following table provides information about our commodity derivative contracts as of September 30, 2016:

Description	Contract Volume	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	(barrels)	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-short (Crude)	(168,203)	$—	$45.23	$(7,607)	$(8,092)	$(485)
Forwards-long (Gasoline)	268,301	57.19	—	15,344	16,149	805
Forwards-short (Distillate)	(9,784)	—	61.75	(604)	(661)	(57)
Forwards-short (Jet)	(17,313)	—	58.12	(1,006)	(1,080)	(74)
Forwards-long (Slurry)	228	35.40	—	8	8	—
Forwards-long (Catfeed)	23,066	53.56	—	1,235	1,324	89
Forwards-long (Slop)	34,641	35.23	—	1,220	1,345	125
Forwards-short (Propane)	(50,000)	—	19.85	(993)	(1,125)	(132)
Forwards-long (Butane)	75,373	27.70	—	2,088	2,244	156
Futures-long (Crude)	31,000	48.68	—	1,509	1,495	(14)
Futures-short (Gasoline)	(341,000)	—	57.55	(19,623)	(20,954)	(1,331)
Futures-short (Distillate)	(35,000)	—	61.33	(2,146)	(2,261)	(115)

Interest Rate Risk
As of September 30, 2016, our outstanding debt balance of $295.6 million, excluding discounts and debt issuance costs, was subject to floating interest rates, of which $55.0 million was charged interest at the Eurodollar rate plus 3.00% and $240.6 million was charged interest at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00%.
An increase of 1% in the Eurodollar rate on our indebtedness would result in an increase in our interest expense of approximately $1.2 million per year.

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
101
The following financial information from Alon USA Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Partners, LP
		By:	Alon USA Partners GP, LLC
its general partner

Date:	October 31, 2016	By:	/s/ David Wiessman
David Wiessman
Executive Chairman of the Board

Date:	October 31, 2016	By:	/s/ Paul Eisman
Paul Eisman
President, Chief Executive Officer and Director

Date:	October 31, 2016	By:	/s/ Shai Even
Shai Even
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)