Form 10-Q
period 2017-03-31
Alon USA Partners, LP
filed 2017-05-09
CIK 1556766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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
Yes  ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the Registrant’s common limited partner units outstanding as of May 1, 2017, was 62,520,220.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,034	$73,524
Accounts and other receivables, net	75,518	82,292
Accounts and other receivables, net - related parties	12,085	11,425
Inventories	50,518	49,682
Prepaid expenses and other current assets	4,883	4,949
Total current assets	252,038	221,872
Property, plant and equipment, net	416,838	420,554
Other assets, net	50,611	53,211
Total assets	$719,487	$695,637
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$301,183	$249,835
Accrued liabilities	40,626	43,100
Current portion of long-term debt	2,500	2,500
Total current liabilities	344,309	295,435
Other non-current liabilities	24,765	62,880
Long-term debt	233,652	233,819
Total liabilities	602,726	592,134
Commitments and contingencies (Note 11)
Partners’ equity:
General Partner	—	—
Common unitholders - 62,520,220 units issued and outstanding at March 31, 2017 and December 31, 2016	116,761	103,503
Total partners’ equity	116,761	103,503
Total liabilities and partners’ equity	$719,487	$695,637

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per unit data)

	For the Three Months Ended
	March 31,
	2017	2016
Net sales (1)	$544,532	$368,009
Operating costs and expenses:
Cost of sales	470,471	319,333
Direct operating expenses	24,760	25,044
Selling, general and administrative expenses	6,764	7,309
Depreciation and amortization	14,229	14,206
Total operating costs and expenses	516,224	365,892
Operating income	28,308	2,117
Interest expense	(7,845)	(10,587)
Other income (loss), net	(95)	84
Income (loss) before state income tax expense	20,368	(8,386)
State income tax expense	256	176
Net income (loss)	$20,112	$(8,562)
Earnings (loss) per unit	$0.32	$(0.14)
Weighted average common units outstanding (in thousands)	62,520	62,510
Cash distribution per unit	$0.11	$0.08
___________

(1)	Includes sales to related parties of $91,000 and $63,110 for the three months ended March 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$20,112	$(8,562)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	14,229	14,206
Unit-based compensation	23	10
Amortization of debt issuance costs	402	563
Amortization of original issuance discount	171	154
Changes in operating assets and liabilities:
Accounts and other receivables, net	6,774	(9,335)
Accounts and other receivables, net - related parties	(660)	(1,527)
Inventories	(836)	4,114
Prepaid expenses and other current assets	66	2,136
Other assets, net	(1,246)	(6,661)
Accounts payable	4,755	5,586
Accrued liabilities	(3,381)	3,385
Other non-current liabilities	1,363	2,593
Net cash provided by operating activities	41,772	6,662
Cash flows from investing activities:
Capital expenditures	(5,026)	(8,112)
Capital expenditures for turnarounds and catalysts	(849)	(2,681)
Net cash used in investing activities	(5,875)	(10,793)
Cash flows from financing activities:
Distributions paid to unitholders	(1,267)	(921)
Distributions paid to unitholders - Alon Energy	(5,610)	(4,080)
RINs financing transactions	7,115	—
Payments on long-term debt	(625)	(625)
Net cash used in financing activities	(387)	(5,626)
Net increase (decrease) in cash and cash equivalents	35,510	(9,757)
Cash and cash equivalents, beginning of period	73,524	132,953
Cash and cash equivalents, end of period	$109,034	$123,196
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$8,971	$10,144
Cash paid for income tax	$256	$176
Supplemental disclosure of non-cash activity:
Capital expenditures included in accounts payable and accrued liabilities	$907	$—

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
In the opinion of the General Partner’s management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances may have been aggregated or disaggregated in order to conform to the current year presentation. Our results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results that may be realized for the year ending December 31, 2017.
Our consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that provides accounting guidance for all revenue arising from contracts to provide goods or services to customers. This standard is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The standard allows for either full retrospective adoption or modified retrospective adoption. In August 2015, the FASB updated the guidance to include a one-year deferral of the effective date for the new revenue standard, making the requirements of the standard effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We are evaluating the guidance to determine the method of adoption and the impact this standard will have on our consolidated financial statements and related disclosures. Based on our initial evaluation, though not currently quantified, the adoption of the standard is not expected to have a material impact on the timing of revenue recognized, results of operations or cash flows.
In February 2016, the FASB issued new guidance on the accounting for leases, which requires lessees to recognize assets and liabilities on the balance sheet for the present value of the rights and obligations created by all leases with terms of more than 12 months. The standard will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The requirements from this guidance are effective for interim and annual periods beginning after December 31, 2018. We are evaluating the guidance to determine the impact this standard will have on our consolidated financial statements.
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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at March 31, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
As of March 31, 2017
Assets:
Fair value hedge of consigned inventory	$—	$5,455	$—	$5,455
Liabilities:
Commodity contracts (futures and forwards)	267	—	—	267

As of December 31, 2016
Assets:
Fair value hedge of consigned inventory	$—	$4,389	$—	$4,389
Liabilities:
Commodity contracts (futures and forwards)	689	—	—	689

(3)	Derivative Financial Instruments
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
We have certain commodity contracts associated with the Supply and Offtake Agreement discussed in Note 5 that have been accounted for as a fair value hedge, which had purchase volumes of 140 thousand barrels of crude oil as of March 31, 2017.
The following tables present the effect of derivative instruments on the consolidated balance sheets:

	As of March 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$186	Accrued liabilities	$453
Total derivatives not designated as hedging instruments		186		453

Derivatives designated as hedging instruments:
Fair value hedge of consigned inventory	Other assets	$5,455		$—
Total derivatives designated as hedging instruments		5,455		—
Total derivatives		$5,641		$453

	As of December 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$30	Accrued liabilities	$719
Total derivatives not designated as hedging instruments		30		719

Derivatives designated as hedging instruments:
Fair value hedge of consigned inventory	Other assets	$4,389		$—
Total derivatives designated as hedging instruments		4,389		—
Total derivatives		$4,419		$719

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following tables present the effect of derivative instruments on the consolidated statements of operations:
Derivatives in fair value hedging relationships:

		Gain Recognized in Income
		For the Three Months Ended
		March 31,
	Location	2017	2016
Fair value hedge of consigned inventory (1)	Interest expense	$1,066	$1,026
Total derivatives		$1,066	$1,026
_______________________

(1)	Changes in the fair value hedge are substantially offset in earnings by changes in the hedged item.
Derivatives not designated as hedging instruments:

		Gain Recognized in Income
		For the Three Months Ended
		March 31,
	Location	2017	2016
Commodity contracts (futures and forwards)	Cost of sales	$2,156	$5,374
Total derivatives		$2,156	$5,374
Offsetting Assets and Liabilities
Our derivative instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives, and we offset the fair value amounts recorded for derivative instruments to the extent possible under these agreements on our consolidated balance sheets.
The following table presents offsetting information regarding our derivatives by type of transaction as of March 31, 2017 and December 31, 2016:

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of March 31, 2017
Derivative Assets:
Commodity contracts (futures and forwards)	$731	$(545)	$186	$(186)	$—	$—
Fair value hedge of consigned inventory	5,455	—	5,455	—	—	5,455
Derivative Liabilities:
Commodity contracts (futures and forwards)	$998	$(545)	$453	$(186)	$—	$267

As of December 31, 2016
Derivative Assets:
Commodity contracts (futures and forwards)	$980	$(950)	$30	$(30)	$—	$—
Fair value hedge of consigned inventory	4,389	—	4,389	—	—	4,389
Derivative Liabilities:
Commodity contracts (futures and forwards)	$1,669	$(950)	$719	$(30)	$—	$689

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
We are exposed to market risk related to the volatility in the price of credits needed to comply with these governmental and regulatory programs. We manage this risk by purchasing RINs when prices are deemed favorable utilizing fixed price purchase contracts. We may also sell the RINs with an agreement to repurchase in the future at a fixed price. Some of these contracts are derivative instruments; however, we elect the normal purchase and sale exception and do not record these contracts at their fair values.
The cost of meeting our obligations under these compliance programs was $4,158 and $819 for the three months ended March 31, 2017 and 2016, respectively. These amounts are reflected in cost of sales in the consolidated statements of operations.

(4)	Inventories
Carrying value of inventories consisted of the following:

	March 31, 2017	December 31, 2016
Crude oil, refined products and blendstocks	$37,471	$36,259
Crude oil consignment inventory (Note 5)	1,438	1,850
Materials and supplies	11,609	11,573
Total inventories	$50,518	$49,682
At March 31, 2017 and December 31, 2016, the market value of our refined products and blendstock inventories was less than inventories valued on a LIFO cost basis which resulted in a lower of cost or market reserve of $4,371 and $6,213, respectively. At March 31, 2017 and December 31, 2016, the market value of our crude oil inventories exceeded LIFO costs, net of the fair value hedged item, by $5,161 and $5,236, respectively.

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
At March 31, 2017 and December 31, 2016, we had net current payables of $7,195 and net current receivables of $10,569, respectively, with J. Aron for purchases and sales, and a consignment inventory receivable representing a deposit paid to J. Aron of $6,290 and $6,290, respectively. At March 31, 2017 and December 31, 2016, we had non-current liabilities for the original financing of $7,802 and $7,550, respectively, net of the related fair value hedge.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Additionally, we had net current payables of $453 and $719 at March 31, 2017 and December 31, 2016, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

(6)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	March 31, 2017	December 31, 2016
Refining facilities	$738,630	$732,697
Accumulated depreciation	(321,792)	(312,143)
Property, plant and equipment, net	$416,838	$420,554

(7)	Additional Financial Information
The following tables provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	March 31, 2017	December 31, 2016
Deferred turnaround and catalyst cost	$31,082	$34,252
Receivable from supply and offtake agreement (Note 5)	6,290	6,290
Fair value hedge of consigned inventory (Note 3)	5,455	4,389
Other	7,784	8,280
Total other assets	$50,611	$53,211

(b)	Accounts Payable
Included in accounts payable was $125,778 and $78,565 related to RINs financing transactions as of March 31, 2017 and December 31, 2016, respectively.

(c)	Accrued Liabilities and Other Non-Current Liabilities

	March 31, 2017	December 31, 2016
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$30,294	$31,882
Accrued finance charges	306	372
Environmental accrual (Note 11)	796	796
Commodity contracts	453	719
Other	8,777	9,331
Total accrued liabilities	$40,626	$43,100

Other Non-Current Liabilities:
Consignment inventory obligation (Note 5)	$13,257	$11,939
Environmental accrual (Note 11)	5,796	5,796
Asset retirement obligations	3,176	3,131
RINs financing transactions	—	39,478
Other	2,536	2,536
Total other non-current liabilities	$24,765	$62,880

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(8)	Indebtedness
Debt consisted of the following:

	March 31, 2017	December 31, 2016
Term loan credit facility	$236,152	$236,319
Revolving credit facility	—	—
Total debt	236,152	236,319
Less: Current portion	2,500	2,500
Total long-term debt	$233,652	$233,819
Outstanding letters of credit under the revolving credit facility were $68,159 and $100,613 at March 31, 2017 and December 31, 2016, respectively.
The revolving credit facility contains maintenance financial covenants. At March 31, 2017, we were in compliance with these covenants.

(9)	Partners' Equity (unit values in dollars)
Cash Distributions
We have adopted a policy pursuant to which we will distribute all of the available cash generated each quarter, as defined in the partnership agreement, subject to the approval of the board of directors of the General Partner. The per unit amount of available cash to be distributed each quarter, if any, will be distributed within 60 days following the end of such quarter.
The following table summarizes the Partnership’s cash distribution activity during the period:

	Cash Available for Distribution per Unit (1)	Distribution Paid Per Unit	Total Distribution Paid
First Quarter 2017	0.38	0.11	6,877
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
Alon Energy performs general corporate and administrative services and functions for us and their other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing and internal audit services. Alon Energy allocates the expenses actually incurred in performing these services to the Partnership based primarily on the estimated amount of time the individuals performing such services devote to our business and affairs relative to the amount of time they devote to the business and affairs of Alon Energy’s other subsidiaries. The management of Alon Energy and the General Partner consider these allocations to be reasonable. We record the amount of such allocations as selling, general and administrative expenses. Our allocation for selling, general and administrative expenses were $2,650 and $3,420 for the three months ended March 31, 2017 and 2016, respectively.

(b)	Labor Costs
As we are operated as a component of Alon Energy’s integrated operations, we have no employees. As a result, employee expense costs for Alon Energy employees working in our operations have been allocated to us and recorded as payroll expense in direct operating expenses and selling, general and administrative expenses. The allocated portion of Alon Energy’s employee expense costs included in direct operating expenses were $7,023 and $7,262 for the three months ended March 31, 2017 and 2016, respectively. The allocated portion of Alon Energy’s employee expense costs included in selling, general and administrative expenses were $1,020 and $955 for the three months ended March 31, 2017 and 2016, respectively.

(c)	Insurance Costs
Insurance costs related to the Big Spring refinery and wholesale marketing operations are allocated to us by Alon Energy based on estimated insurance premiums on a stand-alone basis relative to Alon Energy’s total insurance premium. Our allocation for insurance costs included in direct operating expenses were $1,128 and $860 for the three months ended March 31, 2017 and 2016, respectively.
Leasing Agreements
In June 2014, we entered into six-year lease agreements with a subsidiary of Alon Energy to lease equipment at the Big Spring refinery. The lease agreements were effective July 1, 2014 and require fixed monthly payments amounting to $4,920 annually. Related to these agreements, we recorded selling, general and administrative expense of $1,230 for the three months ended March 31, 2017 and 2016.
Transactions with Delek US Holdings, Inc.
At March 31, 2017, Delek US Holdings, Inc. (“Delek”) owns approximately 47% of Alon Energy’s outstanding common stock and has entered into a merger agreement with Alon Energy to acquire all of the remaining outstanding shares of Alon Energy’s common stock, which is expected to close during the next few months. We have transactions with Delek that occur in the ordinary course of business. During the three months ended March 31, 2017 and 2016, we had purchases, net of sales, of crude oil and products from Delek of $2,833 and $414, respectively.
Distributions
During the three months ended March 31, 2017, we paid cash distributions of $6,877, or $0.11 per unit, of which $5,610 was paid to Alon Energy. During the three months ended March 31, 2016, we paid cash distributions of $5,001, or $0.08 per unit, of which $4,080 was paid to Alon Energy.

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
We have accrued environmental remediation obligations of $6,592 ($796 current liability and $5,796 non-current liability) at March 31, 2017, and $6,592 ($796 accrued liability and $5,796 non-current liability) at December 31, 2016.

(12)	Subsequent Event
Distribution Declared
On May 4, 2017, the board of directors of the General Partner declared a cash distribution to our common unitholders of approximately $23,758, or $0.38 per common unit. The cash distribution will be paid on May 30, 2017 to unitholders of record at the close of business on May 22, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report to the “Partnership,” “Alon,” “we,” “our” and “us” or like terms refer to Alon USA Partners, LP and its consolidated subsidiaries. Unless the context otherwise requires, references in this report to “Alon Energy” refer collectively to Alon USA Energy, Inc. and any of its consolidated subsidiaries other than Alon USA Partners, LP, its subsidiaries and its general partner. The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

•	changes in fuel and utility costs incurred by our refinery;

•	disruptions due to equipment interruption, pipeline disruptions or failures at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects and cost of compliance with the renewable fuel standards program, including the availability, cost and price volatility of renewable identification numbers;

•	the effects and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	the effects of seasonality on demand for our products;

•	the level of competition from other petroleum refiners;

•	operating hazards, accidents, fires, severe weather, floods and other natural disasters, casualty losses and other matters beyond our control, which could result in unscheduled downtime;

•	the effect of any national or international financial crisis on our business and financial condition; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 under the caption “Risk Factors.”
Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements ultimately prove to be accurate. Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required by securities laws to do so.
Company Overview
We are a limited partnership formed in August 2012 and engaged principally in the business of operating a crude oil refinery in Big Spring, Texas, with a crude oil throughput capacity of 73,000 barrels per day (“bpd”). We refine crude oil into finished products, which we market primarily in Central and West Texas, Oklahoma, New Mexico and Arizona through our integrated wholesale distribution network to both Alon Energy’s retail convenience stores and other third-party distributors. We distribute fuel products through a network of pipelines and terminals that we own or access through leases or long-term throughput agreements.
For additional information on our business, see Items 1. and 2. “Business and Properties” included in our Annual Report on Form 10-K for the year ended December 31, 2016.
First Quarter Operational and Financial Highlights
Our operational and financial highlights for the first quarter of 2017 include the following:

•	Operating income for the first quarter of 2017 was $28.3 million, compared to $2.1 million for the first quarter of 2016.

•
Big Spring refinery average throughput for the first quarter of 2017 was 77,754 bpd compared to 67,536 bpd for the first quarter of 2016. During the first quarter of 2017, the Big Spring refinery reported the highest total quarterly average throughput ever. The reduced throughput during the first quarter of 2016 was the result of planned downtime to complete a reformer regeneration and catalyst replacement for our diesel hydrotreater unit.

•
Refinery operating margin was $10.32 per barrel for the first quarter of 2017 compared to $7.77 per barrel for the same period in 2016. This increase in operating margin was primarily due to a higher Gulf Coast 3/2/1 crack spread and a widening of the WTI Cushing to WTS spread, partially offset by the increased premium in WTI Midland compared to WTI Cushing, increased RINs costs and a reduced benefit from the contango market environment which increased the cost of crude.

•	The average Gulf Coast 3/2/1 crack spread was $13.75 per barrel for the first quarter of 2017 compared to $11.24 per barrel for the first quarter of 2016.

•
The average WTI Cushing to WTI Midland spread for the first quarter of 2017 was $(0.64) per barrel compared to $(0.13) per barrel for the same period in 2016. The average WTI Cushing to WTS spread for the first quarter of 2017 was $1.27 per barrel compared to $(0.10) per barrel for the same period in 2016. The average Brent to WTI Cushing spread for the first quarter of 2017 was $1.66 per barrel compared to $0.49 per barrel for the same period in 2016.

•	The average RINs cost effect on refinery operating margin was $0.59 per barrel for the first quarter of 2017, compared to $0.13 per barrel for the same period in 2016.

•
The contango environment in the first quarter of 2017 created an average cost of crude benefit of $1.00 per barrel compared to an average cost of crude benefit of $1.83 per barrel for the same period in 2016.

•	During the first quarter of 2017, we generated cash available for distribution of $0.38 per unit, compared to no distribution being generated during the first quarter of 2016.
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
Factors Affecting Comparability
Our financial condition and operating results over the three months ended March 31, 2017 and 2016 have been influenced by the following factor which is fundamental to understanding comparisons of our period-to-period financial performance.
Maintenance and Turnaround Impact on Crude Oil Throughput
During the three months ended March 31, 2016, throughput at the refinery was reduced as a result of planned downtime to complete a reformer regeneration and catalyst replacement for our diesel hydrotreater unit.

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

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for the three months ended March 31, 2017 and 2016. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2016 is unaudited.

	For the Three Months Ended
	March 31,
	2017	2016
	(dollars in thousands, except per unit data, per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$544,532	$368,009
Operating costs and expenses:
Cost of sales	470,471	319,333
Direct operating expenses	24,760	25,044
Selling, general and administrative expenses	6,764	7,309
Depreciation and amortization	14,229	14,206
Total operating costs and expenses	516,224	365,892
Operating income	28,308	2,117
Interest expense	(7,845)	(10,587)
Other income (loss), net	(95)	84
Income (loss) before state income tax expense	20,368	(8,386)
State income tax expense	256	176
Net income (loss)	$20,112	$(8,562)
Earnings (loss) per unit	$0.32	$(0.14)
Weighted average common units outstanding (in thousands)	62,520	62,510
Cash distribution per unit	$0.11	$0.08
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$41,772	$6,662
Investing activities	(5,875)	(10,793)
Financing activities	(387)	(5,626)
OTHER DATA:
Adjusted EBITDA (2)	$42,442	$16,407
Capital expenditures	5,026	8,112
Capital expenditures for turnarounds and catalysts	849	2,681
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (3)	$10.32	$7.77
Refinery direct operating expense (4)	3.54	4.07
PRICING STATISTICS:
Crack spreads (per barrel):
Gulf Coast 3/2/1	$13.75	$11.24
WTI Cushing crude oil (per barrel)	$51.78	$33.30
Crude oil differentials (per barrel):
WTI Cushing less WTI Midland	$(0.64)	$(0.13)
WTI Cushing less WTS	1.27	(0.10)
Brent less WTI Cushing	1.66	0.49
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$1.56	$1.07
Gulf Coast ultra-low sulfur diesel	1.57	1.03
Natural gas (per MMBtu)	3.07	1.98

	March 31, 2017	December 31, 2016
	(dollars in thousands)
BALANCE SHEET DATA (end of period):
Cash and cash equivalents	$109,034	$73,524
Working capital	(92,271)	(73,563)
Total assets	719,487	695,637
Total debt	236,152	236,319
Total debt less cash and cash equivalents	127,118	162,795
Total partners’ equity	116,761	103,503

THROUGHPUT AND PRODUCTION DATA:	For the Three Months Ended
	March 31,
	2017		2016
	bpd	%	bpd	%
Refinery throughput:
WTS crude	30,301	39.0	36,554	54.1
WTI crude	42,877	55.1	27,760	41.1
Blendstocks	4,576	5.9	3,222	4.8
Total refinery throughput (5)	77,754	100.0	67,536	100.0
Refinery production:
Gasoline	38,690	49.9	34,100	50.5
Diesel/jet	28,871	37.2	22,682	33.6
Asphalt	2,893	3.7	3,148	4.6
Petrochemicals	4,530	5.8	3,617	5.3
Other	2,633	3.4	4,027	6.0
Total refinery production (6)	77,617	100.0	67,574	100.0
Refinery utilization (7)		100.2%		93.2%

(1)	Includes sales to related parties of $91,000 and $63,110 for the three months ended March 31, 2017 and 2016, respectively.

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

The following table reconciles net income (loss) to Adjusted EBITDA for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,
	2017	2016
	(dollars in thousands)
Net income (loss)	$20,112	$(8,562)
State income tax expense	256	176
Interest expense	7,845	10,587
Depreciation and amortization	14,229	14,206
Adjusted EBITDA	$42,442	$16,407

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

Refinery operating margin for the three months ended March 31, 2017 and 2016 excludes gains related to inventory adjustments of $1,842 and $946, respectively.

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

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Net Sales. Net sales for the three months ended March 31, 2017 were $544.5 million, compared to $368.0 million for the three months ended March 31, 2016, an increase of $176.5 million, or 48.0%. This increase was primarily due to higher refined product prices and higher refinery throughput. The average per gallon price of Gulf Coast gasoline for the three months ended March 31, 2017 increased $0.49, or 45.8%, to $1.56, compared to $1.07 for the three months ended March 31, 2016. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended March 31, 2017 increased $0.54, or 52.4%, to $1.57, compared to $1.03 for the three months ended March 31, 2016.
Refinery average throughput for the three months ended March 31, 2017 was 77,754 bpd compared to 67,536 bpd for the three months ended March 31, 2016, an increase of 15.1%. The reduced throughput during the first quarter of 2016 was the result of planned downtime to complete a reformer regeneration and catalyst replacement for our diesel hydrotreater unit.
Cost of Sales. Cost of sales for the three months ended March 31, 2017 were $470.5 million, compared to $319.3 million for the three months ended March 31, 2016, an increase of $151.2 million, or 47.4%. This increase was primarily due to increased crude oil prices and higher refinery throughput. The average price of WTI Cushing increased 55.5% to $51.78 per barrel for the three months ended March 31, 2017 from $33.30 per barrel for the three months ended March 31, 2016.
Direct Operating Expenses. Direct operating expenses for the three months ended March 31, 2017 were $24.8 million, compared to $25.0 million for the three months ended March 31, 2016, a decrease of $0.2 million, or 0.8%.
Selling, General and Administrative Expenses. SG&A expenses for the three months ended March 31, 2017 were $6.8 million, compared to $7.3 million for the three months ended March 31, 2016, a decrease of $0.5 million, or 6.8%.
Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2017 was $14.2 million, compared to $14.2 million for the three months ended March 31, 2016.
Operating Income. Operating income for the three months ended March 31, 2017 was $28.3 million, compared to $2.1 million for the three months ended March 31, 2016, an increase of $26.2 million. This increase was primarily due to higher refinery throughput and higher refinery operating margin. Refinery operating margin for the three months ended March 31, 2017 was $10.32 per barrel, compared to $7.77 per barrel for the three months ended March 31, 2016. This increase in operating margin was primarily due to a higher Gulf Coast 3/2/1 crack spread and a widening of the WTI Cushing to WTS spread, partially offset by the increased premium in WTI Midland compared to WTI Cushing, increased RINs costs and a reduced benefit from the contango market environment which increased the cost of crude.
The average Gulf Coast 3/2/1 crack spread was $13.75 per barrel for the three months ended March 31, 2017, compared to $11.24 per barrel for the three months ended March 31, 2016. The average WTI Cushing to WTI Midland spread was $(0.64) per barrel for the three months ended March 31, 2017, compared to $(0.13) per barrel for the three months ended March 31, 2016. The average WTI Cushing to WTS spread was $1.27 per barrel for the three months ended March 31, 2017, compared to $(0.10) per barrel for the three months ended March 31, 2016. The average Brent to WTI Cushing spread was $1.66 per barrel for the three months ended March 31, 2017 compared to $0.49 per barrel for the three months ended March 31, 2016. The contango environment for the three months ended March 31, 2017 created an average cost of crude benefit of $1.00 per barrel, compared to an average cost of crude benefit of $1.83 per barrel for the three months ended March 31, 2016. The average RINs cost effect on refinery operating margin was $0.59 per barrel for the first quarter of 2017, compared to $0.13 per barrel for the three months ended March 31, 2016.
Interest Expense. Interest expense was $7.8 million for the three months ended March 31, 2017, compared to $10.6 million for the three months ended March 31, 2016, a decrease of $2.8 million, or 26.4%. This decrease was primarily due to the effect of the contango in crude oil prices on our supply and offtake agreements.
State Income Tax Expense. State income tax expense was $0.3 million for the three months ended March 31, 2017, compared to $0.2 million for the three months ended March 31, 2016.
Net Income (Loss). Net income for the three months ended March 31, 2017 was $20.1 million, compared to net loss of $(8.6) million for the three months ended March 31, 2016, an increase of $28.7 million. This increase was attributable to the factors discussed above.
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
Cash Flows
The following table sets forth our consolidated cash flows for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,
	2017	2016
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$41,772	$6,662
Investing activities	(5,875)	(10,793)
Financing activities	(387)	(5,626)
Net increase (decrease) in cash and cash equivalents	$35,510	$(9,757)
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $41.8 million during the three months ended March 31, 2017 compared to $6.7 million during the three months ended March 31, 2016. The increase in net cash provided by operating activities of $35.1 million was primarily due to increased net income (loss) after adjusting for non-cash items of $28.6 million, increased cash collected on accounts receivable of $17.0 million and reduced cash used for other assets of $5.4 million, partially offset by increased cash used for inventories of $5.0 million, increased cash used for accounts payable and accrued liabilities of $7.6 million, reduced cash provided by other non-current liabilities of $1.2 million and increased cash used for prepaid expenses and other current assets of $2.1 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $5.9 million during the three months ended March 31, 2017 compared to $10.8 million during the three months ended March 31, 2016. The decrease in net cash used in investing activities of $4.9 million was primarily due to completing a reformer regeneration and catalyst replacement for our diesel hydrotreater unit during 2016.
Cash Flows Used in Financing Activities
Net cash used in financing activities was $0.4 million during the three months ended March 31, 2017 compared to $5.6 million during the three months ended March 31, 2016. The change in net cash used in financing activities of $5.2 million was primarily due to increased cash received from RINs financing transactions of $7.1 million, partially offset by increased distributions to unitholders of $1.9 million.
Indebtedness
Revolving Credit Facility. We have a $240.0 million revolving credit facility that can be used both for borrowings and the issuance of letters of credit. At March 31, 2017 and December 31, 2016, there were no outstanding borrowings under this facility. At March 31, 2017 and December 31, 2016, we had letters of credit outstanding of $68.2 million and $100.6 million, respectively.

Capital Spending
Each year the board of directors of our General Partner approves capital projects, including sustaining maintenance, regulatory and planned turnaround and catalyst projects that our management is authorized to undertake in our annual capital budget. Additionally, our management assesses opportunities for growth and profit improvement projects on an ongoing basis and any related projects require further approval from the board of directors of our General Partner. Our total capital expenditure plan for 2017 is $42.0 million, which includes expenditures for catalysts and turnarounds of $9.0 million, growth and profit improvement projects of $14.0 million and sustaining and regulatory projects of $19.0 million. Approximately $5.9 million has been spent during the three months ended March 31, 2017.
Contractual Obligations and Commercial Commitments
There have been no material changes outside the ordinary course of business from our contractual obligations and commercial commitments detailed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Our critical accounting policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2016. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements are the use of the LIFO method for valuing certain inventories and the deferral and subsequent amortization of costs associated with major turnarounds and catalysts replacements. No significant changes to these accounting policies have occurred subsequent to December 31, 2016.
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
We maintain inventories of crude oil, refined products and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At March 31, 2017, the market value of refined products and blendstock inventories was less than inventories on a LIFO cost basis which resulted in recording a lower of cost or market reserve of $4.4 million. At March 31, 2017, the market value of crude oil inventories exceeded LIFO costs, net of the fair value hedged item, by $5.2 million.
As of March 31, 2017, we held 0.4 million barrels of refined products and blendstock and 0.4 million barrels of crude oil inventories valued under the LIFO valuation method. If the market value of refined products and blendstock inventories would have been $1.00 per barrel lower, the lower of cost or market recovery recorded for the three months ended March 31, 2017 would have been $0.4 million lower. If the market value of crude oil would have been $1.00 per barrel lower, the market value of crude oil inventories would have exceeded LIFO costs, net of the fair value hedged item, by $4.8 million.
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
The following table provides information about our commodity derivative contracts as of March 31, 2017:

Description	Contract Volume	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	(barrels)	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-short (Crude)	(163,089)	$—	$49.67	$(8,101)	$(8,308)	$(207)
Forwards-long (Gasoline)	6,286	67.16	—	422	442	20
Forwards-short (Distillate)	(172,427)	—	65.97	(11,375)	(11,910)	(535)
Forwards-short (Jet)	(12,088)	—	63.30	(765)	(782)	(17)
Forwards-long (Slurry)	1,494	40.89	—	61	64	3
Forwards-long (Catfeed)	85,393	61.80	—	5,277	5,543	266
Forwards-long (Slop)	16,630	39.67	—	660	683	23
Forwards-short (Propane)	(5,000)	—	24.68	(123)	(122)	1
Forwards-long (Butane)	8,376	32.37	—	271	264	(7)
Futures-long (Crude)	4,000	23.14	—	93	203	110
Futures-short (Gasoline)	(91,000)	—	68.98	(6,277)	(6,509)	(232)
Futures-long (Distillate)	123,000	63.63	—	7,826	8,134	308

Interest Rate Risk
As of March 31, 2017, our outstanding debt balance of $239.4 million, excluding discounts and debt issuance costs, was subject to floating interest rates, all of which was charged interest at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00%.
An increase of 1% in the Eurodollar rate on our indebtedness would result in an increase in our interest expense of approximately $1.6 million per year.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms including, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as described in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon USA Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Partners, LP
		By:	Alon USA Partners GP, LLC
its general partner

Date:	May 8, 2017	By:	/s/ David Wiessman
David Wiessman
Executive Chairman of the Board

Date:	May 8, 2017	By:	/s/ Alan Moret
Alan Moret
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2017	By:	/s/ Shai Even
Shai Even
President and Chief Financial Officer
(Principal Accounting Officer)