Form 10-Q
period 2017-06-30
Alon USA Partners, LP
filed 2017-08-02
CIK 1556766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the Registrant’s common limited partner units outstanding as of July 31, 2017, was 62,529,328.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$167,239	$73,524
Accounts and other receivables, net	109,827	82,292
Accounts and other receivables, net - related parties	10,307	11,425
Inventories	37,067	49,682
Prepaid expenses and other current assets	4,248	4,949
Total current assets	328,688	221,872
Property, plant and equipment, net	413,033	420,554
Other assets, net	45,721	53,211
Total assets	$787,442	$695,637
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$326,693	$249,835
Accrued liabilities	37,477	43,100
Current portion of long-term debt	2,500	2,500
Total current liabilities	366,670	295,435
Other non-current liabilities	22,572	62,880
Long-term debt	283,496	233,819
Total liabilities	672,738	592,134
Commitments and contingencies (Note 11)
Partners’ equity:
General Partner	—	—
Common unitholders - 62,529,328 and 62,520,220 units issued and outstanding at June 30, 2017 and December 31, 2016, respectively	114,704	103,503
Total partners’ equity	114,704	103,503
Total liabilities and partners’ equity	$787,442	$695,637

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per unit data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales (1)	$521,751	$468,457	$1,066,283	$836,466
Operating costs and expenses:
Cost of sales	440,895	410,735	911,366	730,068
Direct operating expenses	27,878	23,255	52,638	48,299
Selling, general and administrative expenses	7,392	8,802	14,156	16,111
Depreciation and amortization	14,462	14,667	28,691	28,873
Total operating costs and expenses	490,627	457,459	1,006,851	823,351
Loss on disposition of assets	(23)	—	(23)	—
Operating income	31,101	10,998	59,409	13,115
Interest expense	(8,652)	(9,920)	(16,497)	(20,507)
Other income (loss), net	(459)	113	(554)	197
Income (loss) before state income tax expense	21,990	1,191	42,358	(7,195)
State income tax expense	310	—	566	176
Net income (loss)	$21,680	$1,191	$41,792	$(7,371)
Earnings (loss) per unit	$0.35	$0.02	$0.67	$(0.12)
Weighted average common units outstanding (in thousands)	62,525	62,515	62,523	62,512
Cash distribution per unit	$0.38	$—	$0.49	$0.08
___________

(1)	Includes sales to related parties of $94,323 and $76,884 for the three months ended and $185,760 and $139,994 for the six months ended June 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$41,792	$(7,371)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	28,691	28,873
Unit-based compensation	47	28
Loss on disposition of assets	23	—
Amortization of debt issuance costs	811	951
Amortization of original issuance discount	345	318
Changes in operating assets and liabilities:
Accounts and other receivables, net	(27,535)	(18,965)
Accounts and other receivables, net - related parties	1,118	(2,354)
Inventories	12,592	(8,939)
Prepaid expenses and other current assets	701	2,023
Other assets, net	(900)	3,719
Accounts payable	25,731	36,926
Accrued liabilities	(5,441)	(1,453)
Other non-current liabilities	(830)	12,831
Net cash provided by operating activities	77,145	46,587
Cash flows from investing activities:
Capital expenditures	(12,175)	(12,700)
Capital expenditures for turnarounds and catalysts	(1,016)	(8,224)
Net cash used in investing activities	(13,191)	(20,924)
Cash flows from financing activities:
Distributions paid to unitholders	(5,648)	(921)
Distributions paid to unitholders - Alon Energy	(24,990)	(4,080)
RINs financing transactions	11,649	9,455
Revolving credit facility, net	50,000	—
Payments on long-term debt	(1,250)	(1,250)
Net cash provided by financing activities	29,761	3,204
Net increase in cash and cash equivalents	93,715	28,867
Cash and cash equivalents, beginning of period	73,524	132,953
Cash and cash equivalents, end of period	$167,239	$161,820
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$16,155	$19,882
Cash paid for income tax	$566	$176

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
Effective July 1, 2017, with the completion of the merger between Delek US Holdings, Inc. (“Delek”) and Alon Energy, Delek indirectly owns 100% of our General Partner and 81.6% of our limited partner interest. Our General Partner manages our operations and activities subject to the terms and conditions specified in our partnership agreement. The operations of our General Partner in its capacity as general partner are managed by its board of directors.
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
In the opinion of the General Partner’s management, the information included in these consolidated financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of our consolidated financial position and results of operations for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances may have been aggregated or disaggregated in order to conform to the current year presentation. Our results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results that may be realized for the year ending December 31, 2017.
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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at June 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
As of June 30, 2017
Assets:
Fair value hedge of consigned inventory	$—	$5,130	$—	$5,130
Liabilities:
Commodity contracts (futures and forwards)	662	—	—	662

As of December 31, 2016
Assets:
Fair value hedge of consigned inventory	$—	$4,389	$—	$4,389
Liabilities:
Commodity contracts (futures and forwards)	689	—	—	689

(3)	Derivative Financial Instruments
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
We have certain commodity contracts associated with the Supply and Offtake Agreement discussed in Note 5 that have been accounted for as a fair value hedge, which had purchase volumes of 116 thousand barrels of crude oil as of June 30, 2017.
The following tables present the effect of derivative instruments on the consolidated balance sheets:

	As of June 30, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)		$—	Accrued liabilities	$662
Total derivatives not designated as hedging instruments		—		662

Derivatives designated as hedging instruments:
Fair value hedge of consigned inventory	Other assets	$5,130		$—
Total derivatives designated as hedging instruments		5,130		—
Total derivatives		$5,130		$662

	As of December 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$30	Accrued liabilities	$719
Total derivatives not designated as hedging instruments		30		719

Derivatives designated as hedging instruments:
Fair value hedge of consigned inventory	Other assets	$4,389		$—
Total derivatives designated as hedging instruments		4,389		—
Total derivatives		$4,419		$719

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following tables present the effect of derivative instruments on the consolidated statements of operations:
Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
	Location	2017	2016	2017	2016
Fair value hedge of consigned inventory (1)	Interest expense	$(325)	$(5,249)	$741	$(4,223)
Total derivatives		$(325)	$(5,249)	$741	$(4,223)
_______________________

(1)	Changes in the fair value hedge are substantially offset in earnings by changes in the hedged item.
Derivatives not designated as hedging instruments:

		Gain Recognized in Income
		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
	Location	2017	2016	2017	2016
Commodity contracts (futures and forwards)	Cost of sales	$1,323	$823	$3,479	$6,197
Total derivatives		$1,323	$823	$3,479	$6,197
Offsetting Assets and Liabilities
Our derivative instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives, and we offset the fair value amounts recorded for derivative instruments to the extent possible under these agreements on our consolidated balance sheets.
The following table presents offsetting information regarding our derivatives by type of transaction as of June 30, 2017 and December 31, 2016:

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of June 30, 2017
Derivative Assets:
Commodity contracts (futures and forwards)	$719	$(719)	$—	$—	$—	$—
Fair value hedge of consigned inventory	5,130	—	5,130	—	—	5,130
Derivative Liabilities:
Commodity contracts (futures and forwards)	$1,381	$(719)	$662	$—	$—	$662

As of December 31, 2016
Derivative Assets:
Commodity contracts (futures and forwards)	$980	$(950)	$30	$(30)	$—	$—
Fair value hedge of consigned inventory	4,389	—	4,389	—	—	4,389
Derivative Liabilities:
Commodity contracts (futures and forwards)	$1,669	$(950)	$719	$(30)	$—	$689

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
The cost of meeting our obligations under these compliance programs was $2,280 and $2,089 for the three months ended and $6,438 and $2,908 for the six months ended June 30, 2017 and 2016, respectively. These amounts are reflected in cost of sales in the consolidated statements of operations.

(4)	Inventories
Carrying value of inventories consisted of the following:

	June 30, 2017	December 31, 2016
Crude oil, refined products and blendstocks	$25,083	$36,259
Crude oil consignment inventory (Note 5)	779	1,850
Materials and supplies	11,205	11,573
Total inventories	$37,067	$49,682
At June 30, 2017 and December 31, 2016, the market value of our refined products and blendstock inventories was less than inventories valued on a LIFO cost basis which resulted in a lower of cost or market reserve of $7,477 and $6,213, respectively. At June 30, 2017 and December 31, 2016, the market value of our crude oil inventories exceeded LIFO costs, net of the fair value hedged item, by $2,930 and $5,236, respectively.

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
At June 30, 2017 and December 31, 2016, we had net current receivables of $24,534 and $10,569, respectively, with J. Aron for purchases and sales, and a consignment inventory receivable representing a deposit paid to J. Aron of $6,290 and $6,290, respectively. At June 30, 2017 and December 31, 2016, we had non-current liabilities for the original financing of $5,888 and $7,550, respectively, net of the related fair value hedge.
Additionally, we had net current payables of $351 and $719 at June 30, 2017 and December 31, 2016, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.

(6)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	June 30, 2017	December 31, 2016
Refining facilities	$744,690	$732,697
Accumulated depreciation	(331,657)	(312,143)
Property, plant and equipment, net	$413,033	$420,554

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(7)	Additional Financial Information
The following tables provide additional financial information related to the consolidated financial statements.

(a)	Other Assets, Net

	June 30, 2017	December 31, 2016
Deferred turnaround and catalyst cost	$27,218	$34,252
Receivable from supply and offtake agreement (Note 5)	6,290	6,290
Fair value hedge of consigned inventory (Note 3)	5,130	4,389
Other	7,083	8,280
Total other assets	$45,721	$53,211

(b)	Accounts Payable
Included in accounts payable was $130,364 and $78,565 related to RINs financing transactions as of June 30, 2017 and December 31, 2016, respectively.

(c)	Accrued Liabilities and Other Non-Current Liabilities

	June 30, 2017	December 31, 2016
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$27,740	$31,882
Accrued finance charges	364	372
Environmental accrual (Note 11)	796	796
Commodity contracts	662	719
Other	7,915	9,331
Total accrued liabilities	$37,477	$43,100

Other Non-Current Liabilities:
Consignment inventory obligation (Note 5)	$11,018	$11,939
Environmental accrual (Note 11)	5,796	5,796
Asset retirement obligations	3,222	3,131
RINs financing transactions	—	39,478
Other	2,536	2,536
Total other non-current liabilities	$22,572	$62,880

(8)	Indebtedness
Debt consisted of the following:

	June 30, 2017	December 31, 2016
Term loan credit facility	$235,996	$236,319
Revolving credit facility	50,000	—
Total debt	285,996	236,319
Less: Current portion	2,500	2,500
Total long-term debt	$283,496	$233,819
Outstanding letters of credit under the revolving credit facility were $48,730 and $100,613 at June 30, 2017 and December 31, 2016, respectively.
The revolving credit facility contains maintenance financial covenants. At June 30, 2017, we were in compliance with these covenants.

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
The following table summarizes the Partnership’s cash distribution activity during the period:

	Cash Available for Distribution per Unit (1)	Distribution Paid Per Unit	Total Distribution Paid
First Quarter 2017	$0.38	$0.11	$6,877
Second Quarter 2017	0.35	0.38	23,761
_______________________

(1)
Represents the aggregate cash available for distribution per unit attributable to the period indicated. This represents the difference between cash available for distribution and distributions paid in the table above.

Restricted Units
Non-employee directors of the General Partner are awarded an annual grant of $25 in restricted units, which vest over a period of three years, assuming continued service at vesting. In May 2017, we granted awards of 9,108 restricted common units at a grant date price of $10.98 per unit.

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
Effective July 1, 2017, with the completion of the merger between Delek and Alon Energy, Delek indirectly owns 100% of our General Partner and 81.6% of our limited partner interest. As the owner of the General Partner, Delek is responsible for appointing all members of the board of directors of our General Partner, including all of our General Partner’s independent directors.

(a)	Corporate Overhead Allocations
Alon Energy performs general corporate and administrative services and functions for us and their other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing and internal audit services. Alon Energy allocates the expenses actually incurred in performing these services to the Partnership based primarily on the estimated amount of time the individuals performing such services devote to our business and affairs relative to the amount of time they devote to the business and affairs of Alon Energy’s other subsidiaries. The management of Alon Energy and the General Partner consider these allocations to be reasonable. We record the amount of such allocations as selling, general and administrative expenses. Our allocation for selling, general and administrative expenses were $3,116 and $4,245, for the three months ended June 30, 2017 and 2016, respectively, and $5,766 and $7,665 for the six months ended June 30, 2017 and 2016, respectively.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(b)	Labor Costs
As we are operated as a component of Alon Energy’s integrated operations, we have no employees. As a result, employee expense costs for Alon Energy employees working in our operations have been allocated to us and recorded as payroll expense in direct operating expenses and selling, general and administrative expenses. The allocated portion of Alon Energy’s employee expense costs included in direct operating expenses were $7,451 and $7,070 for the three months ended June 30, 2017 and 2016, respectively, and $14,474 and $14,332 for the six months ended June 30, 2017 and 2016, respectively. The allocated portion of Alon Energy’s employee expense costs included in selling, general and administrative expenses were $947 and $1,280 for the three months ended June 30, 2017 and 2016, respectively, and $1,967 and $2,235 for the six months ended June 30, 2017 and 2016, respectively.

(c)	Insurance Costs
Insurance costs related to the Big Spring refinery and wholesale marketing operations are allocated to us by Alon Energy based on estimated insurance premiums on a stand-alone basis relative to Alon Energy’s total insurance premium. Our allocation for insurance costs included in direct operating expenses were $1,118 and $1,512 for the three months ended June 30, 2017 and 2016, respectively, and $2,246 and $2,372 for the six months ended June 30, 2017 and 2016, respectively.
Leasing Agreements
In June 2014, we entered into six-year lease agreements with a subsidiary of Alon Energy to lease equipment at the Big Spring refinery. The lease agreements were effective July 1, 2014 and require fixed monthly payments amounting to $4,920 annually. Related to these agreements, we recorded selling, general and administrative expense of $1,230 for the three months ended June 30, 2017 and 2016 and $2,460 for the six months ended June 30, 2017 and 2016.
Transactions with Delek US Holdings, Inc.
We have transactions with Delek that occur in the ordinary course of business. We had purchases, net of sales, of crude oil, products and RINs from Delek of $19,458 and $371 for the three months ended June 30, 2017 and 2016, respectively, and $22,239 and $785 for the six months ended June 30, 2017 and 2016, respectively. Accounts payable includes a balance outstanding to Delek of $1,824 at June 30, 2017.
Distributions
During the six months ended June 30, 2017, we paid cash distributions of $30,638, or $0.49 per unit, of which $24,990 was paid to Alon Energy. During the six months ended June 30, 2016, we paid cash distributions of $5,001, or $0.08 per unit, of which $4,080 was paid to Alon Energy.

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
We have accrued environmental remediation obligations of $6,592 ($796 current liability and $5,796 non-current liability) at June 30, 2017, and $6,592 ($796 accrued liability and $5,796 non-current liability) at December 31, 2016.

ALON USA PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(12)	Subsequent Event
Distribution Declared
On July 27, 2017, the board of directors of the General Partner declared a cash distribution to our common unitholders of approximately $21,885, or $0.35 per common unit. The cash distribution will be paid on August 24, 2017 to unitholders of record at the close of business on August 17, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report to the “Partnership,” “Alon,” “we,” “our” and “us” or like terms refer to Alon USA Partners, LP and its consolidated subsidiaries. Unless the context otherwise requires, references in this report to “Alon Energy” refer collectively to Alon USA Energy, Inc. and any of its consolidated subsidiaries other than Alon USA Partners, LP, its subsidiaries and its general partner. Effective July 1, 2017, with the completion of the merger between Delek US Holdings, Inc. and Alon Energy, references in this report to “Delek” refer to Delek US Holdings, Inc. and any of its consolidated subsidiaries. The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes as a result of the completed merger between Delek and Alon Energy;

•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the spread between West Texas Intermediate (“WTI”) Cushing crude oil and West Texas Sour (“WTS”) crude oil or WTI Midland crude oil;

•	changes in the spread between Brent crude oil and WTI Cushing crude oil;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

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
Effective July 1, 2017, with the completion of the merger between Delek and Alon Energy, Delek indirectly owns 100% of our General Partner and 81.6% of our limited partner interest. Our General Partner manages our operations and activities subject to the terms and conditions specified in our partnership agreement. The operations of our General Partner in its capacity as general partner are managed by its board of directors.
For additional information on our business, see Items 1. and 2. “Business and Properties” included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Second Quarter Operational and Financial Highlights
Our operational and financial highlights for the second quarter of 2017 include the following:

•	Operating income for the second quarter of 2017 was $31.1 million, compared to $11.0 million for the second quarter of 2016.

•
Big Spring refinery average throughput for the second quarter of 2017 was 72,763 bpd compared to 71,153 bpd for the second quarter of 2016. Refinery throughput for the second quarter of 2017 was affected by maintenance on the FCCU and refinery throughput for the second quarter of 2016 was affected by unplanned downtime due to a power outage caused by inclement weather, which affected multiple units.

•
Refinery operating margin was $12.68 per barrel for the second quarter of 2017 compared to $8.53 per barrel for the same period in 2016. This increase in operating margin was primarily due to a higher Gulf Coast 3/2/1 crack spread, a widening of both the WTI Cushing to WTI Midland and WTI Cushing to WTS spreads and a stronger wholesale marketing environment, partially offset by a reduced benefit from the contango market environment which increased the cost of crude.

•	The average Gulf Coast 3/2/1 crack spread was $15.07 per barrel for the second quarter of 2017 compared to $13.16 per barrel for the second quarter of 2016.

•
The average WTI Cushing to WTI Midland spread for the second quarter of 2017 was $0.84 per barrel compared to $0.17 per barrel for the same period in 2016. The average WTI Cushing to WTS spread for the second quarter of 2017 was $1.24 per barrel compared to $0.75 per barrel for the same period in 2016. The average Brent to WTI Cushing spread for the second quarter of 2017 was $1.21 per barrel compared to $(0.18) per barrel for the same period in 2016.

•	The average RINs cost effect on refinery operating margin was $0.34 per barrel for the second quarter of 2017, compared to $0.32 per barrel for the same period in 2016.

•
The contango environment in the second quarter of 2017 created an average cost of crude benefit of $0.55 per barrel compared to an average cost of crude benefit of $1.49 per barrel for the same period in 2016.

•	During the second quarter of 2017, we generated cash available for distribution of $0.35 per unit, compared to$0.14 per unit during the second quarter of 2016.

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

Factors Affecting Comparability
Our financial condition and operating results over the three and six months ended June 30, 2017 and 2016 have been influenced by the following factor which is fundamental to understanding comparisons of our period-to-period financial performance.
Maintenance and Turnaround Impact on Crude Oil Throughput
During the six months ended June 30, 2017, throughput at the refinery was affected by maintenance on the FCCU. During the six months ended June 30, 2016, throughput at the refinery was reduced as a result of planned downtime to complete a reformer regeneration and catalyst replacement for our diesel hydrotreater unit in the beginning of the first quarter of 2016, as well as unplanned downtime during the second quarter of 2016 due to a power outage caused by inclement weather, which affected multiple units.

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

ALON USA PARTNERS, LP AND SUBSIDIARIES CONSOLIDATED
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for the three and six months ended June 30, 2017 and 2016. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except for Balance Sheet data as of December 31, 2016 is unaudited.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(dollars in thousands, except per unit data, per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales (1)	$521,751	$468,457	$1,066,283	$836,466
Operating costs and expenses:
Cost of sales	440,895	410,735	911,366	730,068
Direct operating expenses	27,878	23,255	52,638	48,299
Selling, general and administrative expenses	7,392	8,802	14,156	16,111
Depreciation and amortization	14,462	14,667	28,691	28,873
Total operating costs and expenses	490,627	457,459	1,006,851	823,351
Loss on disposition of assets	(23)	—	(23)	—
Operating income	31,101	10,998	59,409	13,115
Interest expense	(8,652)	(9,920)	(16,497)	(20,507)
Other income (loss), net	(459)	113	(554)	197
Income (loss) before state income tax expense	21,990	1,191	42,358	(7,195)
State income tax expense	310	—	566	176
Net income (loss)	$21,680	$1,191	$41,792	$(7,371)
Earnings (loss) per unit	$0.35	$0.02	$0.67	$(0.12)
Weighted average common units outstanding (in thousands)	62,525	62,515	62,523	62,512
Cash distribution per unit	$0.38	$—	$0.49	$0.08
CASH FLOW DATA:
Net cash provided by (used in):
Operating activities	$35,373	$39,925	$77,145	$46,587
Investing activities	(7,316)	(10,131)	(13,191)	(20,924)
Financing activities	30,148	8,830	29,761	3,204
OTHER DATA:
Adjusted EBITDA (2)	$45,127	$25,778	$87,569	$42,185
Capital expenditures	7,149	4,588	12,175	12,700
Capital expenditures for turnarounds and catalysts	167	5,543	1,016	8,224
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (3)	$12.68	$8.53	$11.47	$8.16
Refinery direct operating expense (4)	4.21	3.59	3.86	3.83
PRICING STATISTICS:
Crack spreads (per barrel):
Gulf Coast 3/2/1	$15.07	$13.16	$14.41	$12.20
WTI Cushing crude oil (per barrel)	$48.25	$45.48	$50.00	$39.39
Crude oil differentials (per barrel):
WTI Cushing less WTI Midland	$0.84	$0.17	$0.11	$0.02
WTI Cushing less WTS	1.24	0.75	1.26	0.32
Brent less WTI Cushing	1.21	(0.18)	1.44	0.15
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$1.52	$1.42	$1.54	$1.25
Gulf Coast ultra-low sulfur diesel	1.48	1.34	1.52	1.19
Natural gas (per MMBtu)	3.14	2.25	3.10	2.12

	June 30, 2017	December 31, 2016
	(dollars in thousands)
BALANCE SHEET DATA (end of period):
Cash and cash equivalents	$167,239	$73,524
Working capital	(37,982)	(73,563)
Total assets	787,442	695,637
Total debt	285,996	236,319
Total debt less cash and cash equivalents	118,757	162,795
Total partners’ equity	114,704	103,503

THROUGHPUT AND PRODUCTION DATA:	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2017		2016		2017		2016
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTS crude	17,680	24.3	25,698	36.1	23,955	31.8	31,126	44.9
WTI crude	52,207	71.7	43,040	60.5	47,568	63.2	35,400	51.0
Blendstocks	2,876	4.0	2,415	3.4	3,722	5.0	2,819	4.1
Total refinery throughput (5)	72,763	100.0	71,153	100.0	75,245	100.0	69,345	100.0
Refinery production:
Gasoline	33,506	46.5	33,744	47.6	36,084	48.2	33,922	49.0
Diesel/jet	27,885	38.7	26,627	37.6	28,375	37.9	24,655	35.6
Asphalt	2,020	2.8	2,572	3.6	2,454	3.3	2,860	4.2
Petrochemicals	3,827	5.3	3,354	4.7	4,176	5.6	3,485	5.0
Other	4,755	6.7	4,569	6.5	3,700	5.0	4,298	6.2
Total refinery production (6)	71,993	100.0	70,866	100.0	74,789	100.0	69,220	100.0
Refinery utilization (7)		99.0%		94.2%		99.6%		93.7%

(1)	Includes sales to related parties of $94,323 and $76,884 for the three months ended and $185,760 and $139,994 for the six months ended June 30, 2017 and 2016, respectively.

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

The following table reconciles net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net income (loss)	$21,680	$1,191	$41,792	$(7,371)
State income tax expense	310	—	566	176
Interest expense	8,652	9,920	16,497	20,507
Depreciation and amortization	14,462	14,667	28,691	28,873
Adjusted EBITDA	$45,127	$25,778	$87,569	$42,185

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

Refinery operating margin for the three and six months ended June 30, 2017 excludes losses related to inventory adjustments of $(3,106) and $(1,264), respectively. Refinery operating margin for the three and six months ended June 30, 2016 excludes gains related to inventory adjustments of $2,519 and $3,465, respectively.

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

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Net Sales. Net sales for the three months ended June 30, 2017 were $521.8 million, compared to $468.5 million for the three months ended June 30, 2016, an increase of $53.3 million, or 11.4%. This increase was primarily due to higher refined product prices and higher refinery throughput. The average per gallon price of Gulf Coast gasoline for the three months ended June 30, 2017 increased $0.10, or 7.0%, to $1.52, compared to $1.42 for the three months ended June 30, 2016. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the three months ended June 30, 2017 increased $0.14, or 10.4%, to $1.48, compared to $1.34 for the three months ended June 30, 2016. Refinery average throughput for the three months ended June 30, 2017 was 72,763 bpd, compared to 71,153 bpd for the three months ended June 30, 2016, an increase of 2.3%.
Cost of Sales. Cost of sales for the three months ended June 30, 2017 were $440.9 million, compared to $410.7 million for the three months ended June 30, 2016, an increase of $30.2 million, or 7.4%. This increase was primarily due to increased crude oil prices and higher refinery throughput. The average price of WTI Cushing increased 6.1% to $48.25 per barrel for the three months ended June 30, 2017 from $45.48 per barrel for the three months ended June 30, 2016.
Direct Operating Expenses. Direct operating expenses for the three months ended June 30, 2017 were $27.9 million, compared to $23.3 million for the three months ended June 30, 2016, an increase of $4.6 million, or 19.7%. This increase was primarily due to higher maintenance expenses and increased natural gas costs.
Selling, General and Administrative Expenses. SG&A expenses for the three months ended June 30, 2017 were $7.4 million, compared to $8.8 million for the three months ended June 30, 2016, a decrease of $1.4 million, or 15.9%. This decrease was primarily due to lower corporate allocations.
Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2017 was $14.5 million, compared to $14.7 million for the three months ended June 30, 2016, a decrease of $0.2 million, or 1.4%.
Operating Income. Operating income for the three months ended June 30, 2017 was $31.1 million, compared to $11.0 million for the three months ended June 30, 2016, an increase of $20.1 million. This increase was primarily due to higher refinery operating margin and higher refinery throughput. Refinery operating margin was $12.68 per barrel for the three months ended June 30, 2017, compared to $8.53 per barrel for the three months ended June 30, 2016. This increase in operating margin was primarily due to a higher Gulf Coast 3/2/1 crack spread, a widening of both the WTI Cushing to WTI Midland and WTI Cushing to WTS spreads and a stronger wholesale marketing environment, partially offset by a reduced benefit from the contango market environment which increased the cost of crude.
The average Gulf Coast 3/2/1 crack spread was $15.07 per barrel for the three months ended June 30, 2017, compared to $13.16 per barrel for the three months ended June 30, 2016. The average WTI Cushing to WTI Midland spread was $0.84 per barrel for the three months ended June 30, 2017, compared to $0.17 per barrel for the three months ended June 30, 2016. The average WTI Cushing to WTS spread was $1.24 per barrel for the three months ended June 30, 2017, compared to $0.75 per barrel for the three months ended June 30, 2016. The average Brent to WTI Cushing spread was $1.21 per barrel for the three months ended June 30, 2017, compared to $(0.18) per barrel for the three months ended June 30, 2016. The contango environment for the three months ended June 30, 2017 created an average cost of crude benefit of $0.55 per barrel, compared to an average cost of crude benefit of $1.49 per barrel for the three months ended June 30, 2016. The average RINs cost effect on refinery operating margin was $0.34 per barrel for the three months ended June 30, 2017, compared to $0.32 per barrel for the three months ended June 30, 2016.
Interest Expense. Interest expense for the three months ended June 30, 2017 was $8.7 million, compared to $9.9 million for the three months ended June 30, 2016, a decrease of $1.2 million, or 12.1%. This decrease was primarily due to lower finance fees associated with our supply and offtake agreements.
State Income Tax Expense. State income tax expense was $0.3 million for the three months ended June 30, 2017, compared to $0.0 million for the three months ended June 30, 2016, an increase of $0.3 million.
Net Income. Net income for the three months ended June 30, 2017 was $21.7 million, compared to $1.2 million for the three months ended June 30, 2016, an increase of $20.5 million. This increase was attributable to the factors discussed above.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Net Sales. Net sales for the six months ended June 30, 2017 were $1,066.3 million, compared to $836.5 million for the six months ended June 30, 2016, an increase of $229.8 million, or 27.5%. This increase was primarily due to higher refined product prices and higher refinery throughput. The average per gallon price of Gulf Coast gasoline for the six months ended June 30, 2017 increased $0.29, or 23.2%, to $1.54, compared to $1.25 for the six months ended June 30, 2016. The average per gallon price of Gulf Coast ultra-low sulfur diesel for the six months ended June 30, 2017 increased $0.33, or 27.7%, to $1.52, compared to $1.19 for the six months ended June 30, 2016. Refinery average throughput for the six months ended June 30, 2017 was 75,245 bpd compared to 69,345 bpd for the six months ended June 30, 2016, an increase of 8.5%. Refinery throughput for the first half of 2017 was affected by maintenance on the FCCU. The reduced throughput during the six months ended June 30, 2016 was primarily the result of planned downtime to complete a reformer regeneration and catalyst replacement for our diesel hydrotreater unit in the first quarter of 2016, as well as unplanned downtime during the second quarter of 2016 due to a power outage caused by inclement weather, which affected multiple units.
Cost of Sales. Cost of sales for the six months ended June 30, 2017 were $911.4 million, compared to $730.1 million for the six months ended June 30, 2016, an increase of $181.3 million, or 24.8%. This increase was primarily due to increased crude oil prices and higher refinery throughput. The average price of WTI Cushing increased 26.9% to $50.00 per barrel for the six months ended June 30, 2017 from $39.39 per barrel for the six months ended June 30, 2016.
Direct Operating Expenses. Direct operating expenses for the six months ended June 30, 2017 were $52.6 million, compared to $48.3 million for the six months ended June 30, 2016, an increase of $4.3 million, or 8.9%. This increase was primarily due to higher natural gas costs.
Selling, General and Administrative Expenses. SG&A expenses for the six months ended June 30, 2017 were $14.2 million, compared to $16.1 million for the six months ended June 30, 2016, a decrease of $1.9 million, or 11.8%. This decrease was primarily due to lower corporate allocations.
Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2017 was $28.7 million, compared to $28.9 million for the six months ended June 30, 2016, a decrease of $0.2 million, or 0.7%.
Operating Income. Operating income for the six months ended June 30, 2017 was $59.4 million, compared to $13.1 million for the six months ended June 30, 2016, an increase of $46.3 million. This increase was primarily due to higher refinery throughput and higher refinery operating margin. Refinery operating margin for the six months ended June 30, 2017 was $11.47 per barrel, compared to $8.16 per barrel for the six months ended June 30, 2016. This increase in operating margin was primarily due to a higher Gulf Coast 3/2/1 crack spread and a widening of both the WTI Cushing to WTI Midland and WTI Cushing to WTS spreads, partially offset by increased RINs costs and a reduced benefit from the contango market environment which increased the cost of crude.
The average Gulf Coast 3/2/1 crack spread was $14.41 per barrel for the six months ended June 30, 2017, compared to $12.20 per barrel for the six months ended June 30, 2016. The average WTI Cushing to WTI Midland spread was $0.11 per barrel for the six months ended June 30, 2017, compared to $0.02 per barrel for the six months ended June 30, 2016. The average WTI Cushing to WTS spread was $1.26 per barrel for the six months ended June 30, 2017, compared to $0.32 per barrel for the six months ended June 30, 2016. The average Brent to WTI Cushing spread was $1.44 per barrel for the six months ended June 30, 2017 compared to $0.15 per barrel for the six months ended June 30, 2016. The contango environment for the six months ended June 30, 2017 created an average cost of crude benefit of $0.77 per barrel, compared to an average cost of crude benefit of $1.66 per barrel for the six months ended June 30, 2016. The average RINs cost effect on refinery operating margin was $0.47 per barrel for the six months ended June 30, 2017, compared to $0.23 per barrel for the six months ended June 30, 2016.
Interest Expense. Interest expense for the six months ended June 30, 2017 was $16.5 million, compared to $20.5 million for the six months ended June 30, 2016, a decrease of $4.0 million, or 19.5%. This decrease was primarily due to lower finance fees associated with our supply and offtake agreements.
State Income Tax Expense. State income tax expense for the six months ended June 30, 2017 was $0.6 million, compared to $0.2 million for the six months ended June 30, 2016.
Net Income (Loss). Net income for the six months ended June 30, 2017 was $41.8 million, compared to net loss of $(7.4) million for the six months ended June 30, 2016, an increase of $49.2 million. This increase was attributable to the factors discussed above.

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
Cash Flows
The following table sets forth our consolidated cash flows for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended
	June 30,
	2017	2016
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$77,145	$46,587
Investing activities	(13,191)	(20,924)
Financing activities	29,761	3,204
Net increase in cash and cash equivalents	$93,715	$28,867
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $77.1 million during the six months ended June 30, 2017 compared to $46.6 million during the six months ended June 30, 2016. The increase in net cash provided by operating activities of $30.5 million was primarily due to increased net income after adjusting for non-cash items of $48.9 million and increased cash provided by inventories of $21.5 million, partially offset by reduced cash collected on accounts receivable of $5.1 million, increased cash used for other assets of $4.6 million, increased cash used for accounts payable and accrued liabilities of $15.2 million, reduced cash provided by other non-current liabilities of $13.7 million and increased cash used for prepaid expenses and other current assets of $1.3 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $13.2 million during the six months ended June 30, 2017 compared to $20.9 million during the six months ended June 30, 2016. The decrease in net cash used in investing activities of $7.7 million was primarily due to completing a reformer regeneration and catalyst replacement for our diesel hydrotreater unit during 2016.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $29.8 million during the six months ended June 30, 2017 compared to $3.2 million during the six months ended June 30, 2016. The change in net cash provided by financing activities of $26.6 million was primarily due to increased cash from borrowings on our credit facility of $50.0 million and increased cash received from RINs financing transactions of $2.2 million, partially offset by increased distributions to unitholders of $25.6 million.

Indebtedness
Revolving Credit Facility. We have a $240.0 million revolving credit facility that can be used both for borrowings and the issuance of letters of credit. At June 30, 2017 there were $50.0 million outstanding borrowings under this facility, compared to no borrowings at December 31, 2016. At June 30, 2017 and December 31, 2016, we had letters of credit outstanding of $48.7 million and $100.6 million, respectively.
Capital Spending
Each year the board of directors of our General Partner approves capital projects, including sustaining maintenance, regulatory and planned turnaround and catalyst projects that our management is authorized to undertake in our annual capital budget. Additionally, our management assesses opportunities for growth and profit improvement projects on an ongoing basis and any related projects require further approval from the board of directors of our General Partner. Our total capital expenditure plan for 2017 is $64.3 million, which includes expenditures for catalysts and turnarounds of $11.1 million, growth and profit improvement projects of $10.0 million and sustaining and regulatory projects of $42.9 million. Approximately $13.2 million has been spent during the six months ended June 30, 2017.
The Partnership is finalizing a consent decree with the U.S. Environmental Protection Agency (“EPA”) that will reduce air emissions from the Big Spring, Texas refinery. The agreement was part of the EPA’s industry-wide Refinery Enforcement Initiative and addresses what the EPA deems to be the most significant Clean Air Act compliance concerns affecting the petroleum industry. In addition to the payment of a civil penalty, the refinery has agreed to reduce emissions from certain units, which will require significant capital expenditures over coming years to cover the increase in the expected costs of complying with the consent decree.
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
We maintain inventories of crude oil, refined products and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At June 30, 2017, the market value of refined products and blendstock inventories was less than inventories on a LIFO cost basis which resulted in recording a lower of cost or market reserve of $7.5 million. At June 30, 2017, the market value of crude oil inventories exceeded LIFO costs, net of the fair value hedged item, by $2.9 million.
As of June 30, 2017, we held 0.3 million barrels of refined products and blendstock and 0.2 million barrels of crude oil inventories valued under the LIFO valuation method. If the market value of refined products and blendstock inventories would have been $1.00 per barrel lower, the lower of cost or market adjustment recorded for the six months ended June 30, 2017 would have been $0.3 million higher. If the market value of crude oil would have been $1.00 per barrel lower, the market value of crude oil inventories would have exceeded LIFO costs, net of the fair value hedged item, by $2.7 million.
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
The following table provides information about our commodity derivative contracts as of June 30, 2017:

Description	Contract Volume	Wtd Avg Purchase	Wtd Avg Sales	Contract	Market	Gain
of Activity	(barrels)	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-short (Crude)	(186,716)	$—	$45.20	$(8,439)	$(8,675)	$(236)
Forwards-long (Gasoline)	63,926	60.98	—	3,898	3,984	86
Forwards-short (Distillate)	(156,892)	—	61.11	(9,588)	(10,234)	(646)
Forwards-long (Jet)	8,101	56.98	—	462	485	23
Forwards-long (Slurry)	1,039	39.11	—	41	45	4
Forwards-long (Catfeed)	198,036	56.02	—	11,094	11,524	430
Forwards-long (Slop)	6,615	35.20	—	233	240	7
Forwards-short (Propane)	(35,000)	—	23.66	(828)	(873)	(45)
Forwards-long (Butane)	22,755	29.67	—	675	701	26
Futures-long (Crude)	150,000	45.72	—	6,858	6,906	48
Futures-short (Gasoline)	(230,000)	—	61.60	(14,169)	(14,623)	(454)
Futures-long (Distillate)	94,000	61.27	—	5,760	5,855	95

Interest Rate Risk
As of June 30, 2017, our outstanding debt balance of $288.8 million, excluding discounts and debt issuance costs, was subject to floating interest rates, of which $50.0 million was charged interest at the Eurodollar rate plus 3.00% and $238.8 million was charged interest at the Eurodollar rate (with a floor of 1.25%) plus a margin of 8.00%.
An increase of 1% in the Eurodollar rate on our indebtedness would result in an increase in our interest expense of approximately $2.7 million per year.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms including, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as described in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Alon USA Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon USA Partners, LP
		By:	Alon USA Partners GP, LLC
its general partner

Date:	August 1, 2017	By:	/s/ David Wiessman
David Wiessman
Executive Chairman of the Board

Date:	August 1, 2017	By:	/s/ Alan Moret
Alan Moret
Chief Executive Officer
(Principal Executive Officer)

Date:	August 1, 2017	By:	/s/ Shai Even
Shai Even
President and Chief Financial Officer
(Principal Accounting Officer)